Form 10-K405
period 1996-04-30
NATIONAL PICTURE & FRAME CO
filed 1996-07-29
CIK 910617

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                            ------------------------
(MARK ONE)

/X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    FOR THE FISCAL YEAR ENDED APRIL 30, 1996

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-22502

                        NATIONAL PICTURE & FRAME COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                   DELAWARE                                     36-3832862
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
     1500 COMMERCE STREET, GREENWOOD, MS                           38930
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (601) 453-6686
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant as of July 3, 1996 was approximately $23,449,000.

     As of July 3, 1996, the Registrant had 4,961,249 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

     Portions of the Registrant's Annual Report to stockholders for the fiscal year ended April 30, 1996 are incorporated by reference in Part II and portions of the Proxy Statement to be mailed to stockholders on or about July 26, 1996 for the Annual Meeting to be held on August 19, 1996 are incorporated by reference in Part III.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------
Exhibit Index on Sequentially Numbered Page                         Page 1 of

                                     PART I
ITEM 1. BUSINESS

GENERAL

     The National Picture & Frame Company (the "Company") designs, manufactures and markets a wide variety of picture frames, framed mirrors, framed art and other items for home decor for sale primarily through major mass merchant retailers. Principal customers of the Company in this retail channel include discount stores such as Wal-Mart, Target, Caldor and K-Mart; warehouse clubs such as Price/Costco and BJ's; variety stores such as Dollar General, Family Dollar, Michael's and Fred's; and home centers such as Home Base, Builders' Square, Lowes and Frank's Nursery. The Company's product lines currently include over 1,200 stock-keeping units ("SKUs") and are offered in approximately 12,000 retail stores in North America. Sales of the Company's picture frames, which include photo frames, portrait frames and document frames, accounted for approximately 68% of the Company's net sales for fiscal 1996. On April 24, 1996, the Company, through its subsidiary, acquired 100% of the outstanding common stock of Universal Cork, Inc. ("Universal") for approximately $2.4 million. Universal manufactures framed cork, dry erase and chalk boards as well as other cork-based products.

BUSINESS STRATEGY

     The Company's strategy is to be the leading supplier of photo frames, board products and related home decor products to the major discount stores, warehouse clubs, variety stores and home centers. The Company believes that the following factors are of principal importance to its ability to successfully implement this business strategy.

     Overall Price/Value Product Strategy. The Company provides mass merchants with quality products in styles similar in many cases to those found at higher prices in department stores and specialty retailers. The Company has traditionally utilized this approach and continues to sell basic document frames, wood portrait frames, fashion photo frames, and, with the acquisition of Universal, framed cork boards, dry erase boards and chalk boards, at prices significantly below those for comparable-looking frames and board products found in department stores and specialty retailers.

     Focus on Mass Merchant Trade Channel. The Company focuses on sales to discount stores such as Wal-Mart, Target and K-Mart; warehouse clubs such as Price/Costco and BJ's; variety stores such as Dollar General, Family Dollar, Fred's and Michael's; and home centers such as Home Base, Builders' Square, Lowes and Frank's Nursery. Such mass merchants participate in one of the fastest growing segments of the retailing industry. In addition, the Company believes that it is one of a limited number of frame manufacturers with the manufacturing capability to consistently fill the large orders for a variety of frames placed by these mass merchants in a timely and efficient manner. By focusing on filling such large orders, the Company makes relatively long production runs, thereby reducing its costs of production by minimizing setup and retooling periods.

     Focus on Product Introduction and Design. The Company's customers continually demand new products and designs and the Company's ability to introduce these new products and designs has been a significant factor in the Company's success and growth. The Company's newest products include cork boards and other cork products, dry erase boards and chalk boards. To broaden consumer appeal for its products and the breadth of its product line, the Company continuously expands styles, designs and colors. The Company's ability to hot-stamp mylar foil and/or glue paper tape onto its plastic and wood frames to create various decorative finishes offers a number of benefits, including the ability to produce quickly new designs and styles by replacing the type of foil or paper adhered to the frame. In addition, the Company has established packaging and display methods which enhance the appeal and accessibility of its products in high traffic areas, including corrugated pallet displays and endcap displays.

     Customer Service. The Company works closely with its customers to be a quick response supplier and to ensure shipment of its products in a timely and efficient manner. To facilitate the processing of customer orders, the Company uses an Electronic Data Interchange (EDI) order entry system which allows customers to order products electronically, using computers and telephone lines to transmit data. Unlike many of its competitors, the Company does not employ an "in-the-field" work force to perform restocking and reordering functions for its customers. This allows the Company to further reduce its overhead expenses. Virtually all of the Company's products are manufactured in the United States. Management believes this enhances the consumer appeal of its products in the mass merchant trade channel and better enables it to introduce products on a timely basis and to respond to short term delivery schedules. Members of the Company's top management deal directly with all of the Company's key accounts.

     Low Cost Production/Vertical Integration. The Company's average unit costs of production have declined significantly in recent years as a result of improvements in production efficiencies, volume discounts currently obtained for raw materials, improved fixed overhead absorption and other economies of scale. The Company is a vertically integrated picture frame manufacturer; the Company extrudes most of the plastic molding used for its plastic frames and produces much of its own wood molding for its wood frames. Management believes that this results in a cost advantage over competitors who outsource all of their plastic molding and wood molding. This integration, coupled with high volume production, also enables the Company to reduce start up costs and time schedules and produce quality frames at low cost. In addition, the Company is able to respond quickly to changing fashions and special order requests. The Company's strategy is to remain a low cost producer by improving production techniques, maintaining efficient purchasing methods and designing specialized tooling. Management believes that Universal is a low cost supplier in its field and will comprise another core product group where Management believes it can compete with attractive margins and fashion products as well as give the Company expanded entry into the home improvement and hardware store channels of distribution.

SALES AND MARKETING

     For fiscal year 1996, a majority of the Company's revenues were from sales made by a nationwide network of 23 independent manufacturers' representative organizations with the balance (consisting of revenues from sales to Wal-Mart and Sam's Club) handled directly by the Company's executive officers. The Company maintains direct relationships with all of its customers, including those handled by independent manufacturers' organizations. The manufacturers' representatives are paid solely on a commission basis, are not dedicated solely to the Company and do not carry the Company's products exclusively. The Company does not consider itself dependent on any specific manufacturers' representative organization for any of its major customers. The five largest manufacturers' representatives (in terms of Company sales) have sold the Company's products for an average of 9 years.

     The Company utilizes promotional programs consisting of corrugated pallet displays, endcap displays, and other displays that can be set-up in high-volume, high-traffic areas outside of the normal frame departments of the Company's customers. These promotional displays have the added benefit that a retailer can test the Company's products without modifying its existing shelf space allocations. In many instances, promotional sales to certain retailers have led to the allocation by those retailers of shelf space in their normal frame departments for the Company's products. In addition, depending upon the needs of the retailer, the Company often customizes the face paper shown in the picture frames to the retailer's specifications.

     Virtually all of the Company's products are manufactured in the United States. By manufacturing its products in the United States, the Company is better able to respond to market trends quickly and to provide timely delivery of products to its customers. In addition, the Company believes that it benefits from the goodwill American consumers tend to associate with American made products. The Company prominently displays the "Made in U.S.A." mark on its products and packages. The Company's products are marketed primarily on price and quality and generally not under any trade name.

CUSTOMERS

     The Company sells its products primarily through discount stores such as Wal-Mart, Target and Caldor; warehouse clubs such as Price/Costco and BJ's; variety stores such as Dollar General, Family Dollar, Fred's and Michael's; and home centers such as Home Base, Builders' Square, Lowes and Frank's Nursery. The

Company has over 300 active customers in the United States and Canada, and its products are currently stocked in over 12,000 individual retail stores. In fiscal year 1996, Wal-Mart accounted for approximately 38% of the Company's net sales. Dollar General accounted for approximately 10% of the Company's net sales in fiscal year 1996. Wal-Mart and Dollar General have been customers of the Company for approximately 15 years. The loss of these customers or a significant portion of their business could have a material adverse effect on the Company.

MANUFACTURING AND SOURCING

     The Company's frames are manufactured from plastic, wood and metal. The Company extrudes its own molding for most of its plastic frames and purchases some extruded plastic molding from domestic and overseas suppliers. Foil is typically hot-stamped over plastic molding strips to create fashion looks such as the Company's Floral and Marble Series. The molding is then cut and joined to form a frame. While some wood molding is purchased from domestic and overseas suppliers, the majority of wood molding used on the Company's frames is manufactured by the Company. The wood frame manufacturing process begins with feeding a strip of raw lumber through a saw that cuts the strip into molding. This molding is generally sanded, stained and lacquered. Then, in the case of many frames, a layer of paper and/or foil may be attached. The wood molding is then cut and joined to form a frame. The Company purchases mylar-coated slit steel for its metal frames. The steel is roll-formed, notched and joined to create the metal frame.

     After the frame is formed of plastic, wood, metal or cork, it is filled with pre-cut glass, face paper, and backing. In some instances, a decorative matting is added. Finally, the frames are boxed and shipped.

     Framed cork, dry erase and chalk boards are manufactured using purchased premitered pieces of channel molding which are assembled and joined around sheets of laminated cork material, chalk boards or dry erase board, and then packaged and shipped. The Company purchases the dry erase and chalk board material from overseas suppliers; cork boards are manufactured by laminating a piece of composition cork material (purchased from domestic importers or overseas suppliers) onto a sheet of fiberboard, then die cut to size for use in a framed product or sale as a finished product.

     The major raw materials purchased by the Company are lumber, polystyrene, pre-cut glass, pre-cut unframed mirrors, metal coils, cardboard and chipboard. Most of the Company's raw materials are commodity items which are readily available from a variety of sources. The Company uses multiple sources for its raw materials with the exception of polystyrene, for which it has just-in-time supply arrangements. Most raw materials are obtained from both domestic and overseas sources. Since the acquisition of Universal, the Company also uses composition cork, chalk board material, dry erase board material, fiberboard and pre-mitered channel molding, most of which are purchased from overseas suppliers. The Company has no long term supply arrangements for any of these raw materials; Management believes the sources of supply to be adequate for each of these materials. The Company has not experienced any unique problems obtaining raw materials from its suppliers.

COMPETITION

     The market for picture frames, framed mirrors and framed art is highly competitive and the Company faces competition from a number of sources in each of its product lines. There are no significant technological or manufacturing barriers to entry in the frame businesses. Intercraft (a subsidiary of Newell Co.) is the largest manufacturer of picture frames. Certain of the Company's competitors are owned by large consumer products companies which may be able to offer customers marketing programs tied to other products and certain competitors may have greater financial resources than the Company. Competition is based on price, quality, customer service and style. In addition, a number of the Company's competitors produce their products offshore where labor rates can be substantially lower than in the United States. The Company believes that its low cost and high quality products, design capabilities, reputation for timely delivery and quality customer service enable it to compete effectively.

     Management believes the corkboard and other cork based product markets are not dominated by any one large competitor. Universal has been able to compete effectively with larger companies involved in similar businesses because of its position as a low cost producer. The Company's acquisition of Universal will add another core product category which Management believes will enhance the ability of each of the Company and Universal to compete effectively in their respective markets.

EMPLOYEES

     As of April 30, 1996, the Company had 611 full-time employees consisting of 13 sales and marketing employees, 18 in administration and 580 engaged in manufacturing and assembling. During peak production seasons, the Company employs approximately 699 employees for manufacture and assembly. Approximately 85% of the Company's employees are represented by the United Brotherhood of Carpenters and Joiners of America. The Company believes that its relations with its employees are good. The Company has never suffered a work stoppage or slowdown.

ENVIRONMENTAL

     The Company is subject to various federal, state and local environmental laws and regulations relating to the handling and management of certain chemicals used and generated in manufacturing frames. The Company believes that its operations currently comply in all material respects with these laws and regulations. Based on the annual costs incurred by the Company over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect upon the Company's capital expenditures, earnings or competitive position. The Company believes, however, that it is reasonably likely that the trend towards stricter environmental regulation will continue. Such changes in applicable environmental regulations may require the Company to make additional capital expenditures which, while not presently estimable with certainty, presently are not expected to have a material adverse effect on the Company's results of operations or financial position.

PROPRIETARY RIGHTS

     Prior to its acquisition of Universal, the Company did not own any patents, registered trademarks or registered service marks. In connection with its acquisition of Universal, the Company acquired three registered trademarks: (i) "Accent Boards" which is used to designate a specific type of framing for a series of boards, (ii) "Handi-Cork" which is used for a brand of composition cork sheets and prepackaged rolls, and (iii) "Notesters" which is used for a type of small board with a double writing surface which uses dry erase or wet erase pens.

ITEM 2. PROPERTIES

     The Company occupies 461,000 square feet of manufacturing, warehouse and office space in its two facilities in Greenwood, Mississippi and approximately 42,690 square feet of manufacturing space in its two facilities in Maple Heights, Ohio. The Greenwood, Mississippi facilities consist of a plastics/metal plant and a woodworking plant adjoining the Company's corporate headquarters. The Maple Heights, Ohio facilities consist of Universal's office, manufacturing, warehouse and distribution facilities.

     The woodworking facility is leased by the City of Greenwood from Leflore County under a 99 year lease which expires in the year 2046. The City of Greenwood subleases the site to the Company for $600 per year. The Company may purchase the City's rights in this site (i.e., the remainder of the 99 year lease from the County) for $10,000; however, if the Company does so, the site will no longer be exempt from municipal property taxes.

     The plastics and metal plant is owned by the City of Greenwood and leased to the Company under a 20 year lease which expires in 2015 for $1,250 per year. The Company may renew the lease on the present terms for two additional 20 year periods and one 14 year period. In addition, the Company may purchase the property for $17,500 at the end of the present term or during any renewal term; however, that purchase would result in the loss of the present municipal property tax exemption for this site.

     The Maple Heights, Ohio locations are each owned by Dunham Road Associates Limited Partnership and leased to Universal. In conjunction with its acquisition of Universal, the Company assumed two Universal operating leases covering real property used by Universal in their Maple Heights, Ohio operations, which operations are being relocated to Greenwood, Mississippi. These two leases require aggregate annual rents of $128,000 in fiscal years 1997 through 1999 and $60,000 in fiscal 2000. Management is currently negotiating a sub-lease, or alternatively, an early release from these lease agreements.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a defendant from time to time in lawsuits incidental to its business. The Company believes that currently pending proceedings are of a routine nature and will not, individually or in the aggregate, have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The information contained under the caption "Stock Listing and Price Range" in the Company's Annual Report to Stockholders for the fiscal year ended April 30, 1996 (the "Annual Report") on page 28 is hereby incorporated by reference and made a part of this report.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

     The selected financial data for the Company as of and for the fiscal years ended 1996, 1995 and 1994 and the nine month period ended April 30, 1993 and the financial data for the Company's predecessor for the 3 month period ended July 31, 1992 and the fiscal year ended April 30, 1992 set forth in the Annual Report on page 16 under the caption "Selected Consolidated Financial Data" is incorporated by reference and made part of this Form 10-K report. The data set forth therein should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in the Annual Report and the remainder of the section in which such information is contained which is entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth in the Annual Report on pages 16 and 17 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated by reference and made a part of this report. Such information includes a discussion and analysis of the Company's financial condition and results of operation addresses for the Company's fiscal years 1994, 1995 and 1996 and should be read in conjunction with the Company's consolidated financial statements included elsewhere in the Annual Report. In addition, as previously announced, the Company has retained Bowles Hollowell Conner & Co. to serve as its financial advisor to assist the Company in a review of alternatives to enhance shareholder value. The engagement of Bowles Hollowell is not limited in scope, and a variety of alternatives have been or will be considered, including a possible sale of the Company. No specific proposals are currently under consideration by the Company.

ITEM 8. FINANCIAL STATEMENTS.

     The financial statements of the Company and the independent auditors report thereon for the years ended April 30, 1996, April 30, 1995 and April 30, 1994 set forth in the Annual Report on pages 18 through 27 are incorporated herein by reference and made a part of this Form 10-K report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     Information with respect to directors of the Company is incorporated herein by reference to the information under the caption "Election of Directors -- Nominees for Election as Directors" in the Company's Proxy Statement for the 1996 Annual Meeting of Stockholders (the "Proxy Statement").

EXECUTIVE OFFICERS

JESSE C. LUXTON                                                          AGE: 53

     Mr. Luxton has been with the Company for 20 years. He has spent the past nine years as the Company's President and Chief Executive Officer and prior to that as General Manager and Vice President of Sales and Marketing.

M. WESLEY JORDAN, JR.                                                    AGE: 47

     Mr. Jordan is the Company's chief financial officer. Mr. Jordon joined the Company as Vice President of Finance on May 8, 1995. Prior to joining the Company, he was the Senior Vice President of Finance and Administration for the Georgia Lottery Corporation for approximately one year. Prior to the Georgia Lottery Corporation, Mr. Jordan was a partner with the accounting firm of Coopers & Lybrand. Mr. Jordan is a Certified Public Accountant in the States of Georgia and Texas.

BILLY D. MOORE                                                           AGE: 55

     Mr. Moore has worked with the Company for over 22 years in various manufacturing positions. He has served as Vice President of Operations and General Manager since 1989. Prior to joining the Company, Mr. Moore held several manufacturing positions with Baldwin Piano Company.

RICHARD A. BEATTIE                                                       AGE: 44

     Mr. Beattie has been with the Company for the past ten years in various sales and marketing positions. He has held his most recent position as Vice President of Sales and Marketing for the past five years. Prior to joining the Company, Mr. Beattie worked with Jack Shine & Associates, a manufacturer's representative organization, for eight years.

ROBERT T. LITTLEJOHN                                                     AGE: 51

     Mr. Littlejohn has been with the Company as Controller for the past 14 years. Prior to joining the company, Mr. Littlejohn worked in several accounting functions with various companies. He is a Certified Public Accountant in the State of Mississippi.

ITEM 11. EXECUTIVE COMPENSATION.

     Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Compensation" in the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Security Ownership" in the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information with respect to certain relationships and related transactions is incorporated herein by reference to the information under the caption "Certain Transactions" in the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of the Annual Report and incorporated herein:

        1. Financial Statements:

          Consolidated Balance Sheets of the Company at April 30, 1996 and April
              30, 1995

          Consolidated Statements of Income of the Company for the years ended
              April 30, 1996, April 30, 1995 and April 30, 1994

          Consolidated Statements of Changes in Redeemable Preferred Stock,
              Common Stock and other Stockholders' Equity of the Company for the years ended April 30, 1996, April 30, 1995 and April 30, 1994

          Consolidated Statement of Cash Flow of the Company for the years ended
              April 30, 1996, April 30, 1995 and April 30, 1994

          Notes to Consolidated Financial Statements

          Report of Ernst & Young LLP, Independent Auditors

        2. Financial Statement Schedule:

          Consolidated Financial Statement Schedule of the Company for the years ended April 30, 1996, April 30, 1995 and April 1994.

          II. Valuation and Qualifying Accounts

        All other financial statement schedules have been omitted because they are inapplicable or the required information is included or incorporated by reference elsewhere herein.

        3. Exhibits:

            2.1      Stock Purchase Agreement dated as of April 24, 1996 by and among
                     Universal Cork, Inc., the Stockholders of Universal Cork, Inc. and NPF
                     Company.
            3.1      Form of Certificate of Incorporation (incorporated by reference from
                     Exhibit 3.1 of the Company's Registration Statement on Form S-1,
                     Registration No. 33-67354 (the "Registration Statement")).
            3.2      Form of By-Laws (incorporated by reference from Exhibit 3.2 of the
                     Registration Statement).
            4.1      Form of certificate representing shares of Common Stock, $0.01 par value per share (incorporated by reference from Section 4.1 of the
                     Registration Statement).
            4.2      Registration Agreement among the Company and certain stockholders dated
                     July 31, 1992 (incorporated by reference from Section 10.1 of the
                     Registration Statement (the "Registration Agreement")).
            4.3      Amendment No. 1 to the Registration Agreement, dated October 13, 1993
                     (incorporated by reference from Exhibit 4.3 of the Company's 1994 Report on Form 10-K (the "1994 10-K")).
           10.1      National Picture & Frame Company Amended and Restated Long Term
                     Incentive Plan (incorporated by reference from Exhibit 10.1 of the
                     Company's 1995 Report on Form 10-K (the "1995 10-K")).
           10.2      Employment Agreement, dated as of April 30, 1993 by and between the
                     Company and Jesse Luxton (incorporated by reference from Exhibit 10.29 of the Registration Statement).

           10.3      Employment Agreement, dated as of April 30, 1993 by and between the
                     Company and Richard Beattie (incorporated by reference from Exhibit
                     10.30 of the Registration Statement).
           10.4      Employment Agreement, dated as of April 30, 1993 by and between the
                     Company and Billy Moore (incorporated by reference from Exhibit 10.31 of the Registration Statement).
           10.5      Employment Agreement, dated as of April 30, 1993 by and between the
                     Company and Robert Littlejohn (incorporated by reference from Exhibit
                     10.32 of the Registration Statement).
           10.6      National Picture & Frame Co. Employee Retirement Plan (incorporated by reference from Exhibit 10.33 of the Registration Statement).
           10.7      National Picture & Frame Company Employee Stock Discount Purchase Plan
                     (incorporated by reference from Exhibit 10.7 of the 1995 10-K).
           10.8      Articles of Agreement between the Company the Southern Council of
                     Industrial Workers and United Brotherhood of Carpenters and Joiners of
                     America (incorporated by reference from Exhibit 10.7 of the 1994 10-K).
           10.9      National Picture & Frame Company Non-Employee Director Stock Option
                     Plan.
           10.10     Loan Agreement dated as of February 16, 1996 by and among the Company,
                     NPF Company and Deposit Guaranty National Bank.**
           10.11     Loan Agreement dated as of February 16, 1996, by and among the Company,
                     NPF Company and NationsBank of Tennessee, N.A.**
           10.12     Consulting Agreement dated as of April 24, 1996 by and between NPF
                     Company and G. Harold Goodwin.
           10.13     Consulting Agreement dated as of April 24, 1996 by and between NPF
                     Company and Cynthia S. Goodwin.
           13.1      Annual Report to Security Holders.
           21.1      Subsidiaries of the Company.
           23.1      Consent of Ernst & Young LLP for incorporation by reference into other
                     1993 Act.

- - ---------------

** To be filed by Amendment.

     (b) The Company filed a Current Report on Form 8-K on May 16, 1996 with the SEC describing the acquisition by NPF Company of Universal Cork, Inc. on April 24, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 1996.

                                          NATIONAL PICTURE & FRAME COMPANY

                                          By      /s/  Jesse C. Luxton
                                            ------------------------------------
                                                 Jesse C. Luxton, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on July 29, 1996.

                   SIGNATURE                                        CAPACITY
- - -----------------------------------------------     -----------------------------------------
             /s/  Jesse C. Luxton                    Chief Executive Officer, President and
- - -----------------------------------------------      Director (Principal Executive Officer)
                Jesse C. Luxton

          /s/  M. Wesley Jordan, Jr.                   Chief Financial Officer (Principal
- - -----------------------------------------------          Financial Officer and Principal
             M. Wesley Jordan, Jr.                             Accounting Officer)

            /s/  Daniel J. Hennessy                           Chairman of the Board
- - -----------------------------------------------
              Daniel J. Hennessy

             /s/  Peter B. Foreman                                  Director
- - -----------------------------------------------
               Peter B. Foreman

            /s/  Arthur L. Goeschel                                 Director
- - -----------------------------------------------
              Arthur L. Goeschel

               /s/  John F. Levy                                    Director
- - -----------------------------------------------
                 John F. Levy

              /s/  Jon S. Vesely                                    Director
- - -----------------------------------------------
                 Jon S. Vesely

                               INDEX TO EXHIBITS

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                     EXHIBIT                                     PAGE(+)
- - -------    ------------------------------------------------------------------------  ------------
  2.1      Stock Purchase Agreement dated as of April 24, 1996 by and among
           Universal Cork, Inc., the stockholders of Universal Cork, Inc. and NPF
           Company.................................................................
  3.1      Form of Certificate of Incorporation (incorporated by reference from
           Exhibit 3.1 of the Company's Registration Statement on Form S-1,
           Registration No. 33-67354 (the "Registration Statement"))...............
  3.2      Form of By-Laws (incorporated by reference from Exhibit 3.2 of the
           Registration Statement).................................................
  4.1      Form of certificate representing shares of Common Stock, $0.01 par value per share (incorporated by reference from Section 4.1 of the
           Registration Statement).................................................
  4.2      Registration Agreement among the Company and certain stockholders dated
           July 31, 1992 (incorporated by reference from Section 10.1 of the
           Registration Statement (the "Registration Agreement"))..................
  4.3      Amendment No. 1 to the Registration Agreement, dated October 13, 1993
           (incorporated by reference from Exhibit 4.3 of the Company's 1994 Report on Form 10-K (the "1994 10-K")..........................................
 10.1      National Picture & Frame Company Amended and restated Long Term
           Incentive Plan (incorporated by reference from Exhibit 10.1 of the
           Company's 1995 Report on Form 10-K (the "1995 10-K"))...................
 10.2      Employment Agreement, dated as of April 30, 1993 by and between the
           Company and Jesse Luxton (incorporated by reference from Exhibit 10.29 of the Registration Statement)*.........................................
 10.3      Employment Agreement, dated as of April 30, 1993 by and between the
           Company and Richard Beattie (incorporated by reference from Exhibit
           10.30 of the Registration Statement)*...................................
 10.4      Employment Agreement, dated as of April 30, 1993 by and between the
           Company and Billy Moore (incorporated by reference from Exhibit 10.31 of the Registration Statement)*............................................
 10.5      Employment Agreement, dated as of April 30, 1993 by and between the
           Company and Robert Littlejohn (incorporated by reference from Exhibit
           10.32 of the Registration Statement)*...................................
 10.6      National Picture & Frame Co. Employee Retirement Plan (incorporated by reference from Exhibit 10.33 of the Registration Statement)*............
 10.7      National Picture & Frame Company Employee Stock Discount Purchase Plan
           (incorporated by reference from Exhibit 10.7 of the 1995 10-K)..........
 10.8      Articles of Agreement between the Company, the Southern Council of
           Industrial Workers and United Brotherhood of Carpenters and Joiners of
           America (incorporated by reference from Exhibit 10.7 of the 1994
           10-K)...................................................................
 10.9      National Picture & Frame Company Non-Employee Director Stock Option
           Plan*...................................................................
 10.10     Loan Agreement dated as of February 16, 1996 by and among the Company,
           NPF Company and Deposit Guaranty National Bank..........................
 10.11     Loan Agreement dated as of February 16, 1996, among the Company, NPF
           Company and NationsBank of Tennessee, N.A...............................
 10.12     Consulting Agreement dated as of April 24, 1996 by and between NPF
           Company and G. Harold Goodwin*..........................................

                                                                                     SEQUENTIALLY
EXHIBIT                                                                                NUMBERED
NUMBER                                     EXHIBIT                                     PAGE(+)
- - -------    ------------------------------------------------------------------------  ------------
 10.13     Consulting Agreement dated as of April 24, 1996 by and between NPF
           Company and Cynthia S. Goodwin*.........................................
 13.1      Annual Report to Security Holders.......................................
 21.1      Subsidiaries of the Company.............................................
 23.1      Consent of E&Y for incorporation by reference into other 1993 Act.......
 27.1      Financial Data Schedule.................................................

- - ---------------

 + This information appears only in the manually signed original of Annual
   Report on 10-K, filed with the Securities and Exchange Commission.

 * Management contract or compensatory plan or arrangement.


                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
Schedule of the Company for the years ended April 30, 1995 and April 30, 1994 and for the nine months ended April 1993 and of the Predecessor for the three months ended
  July 31, 1993.......................................................................
II. Valuation and Qualifying Accounts.................................................   31
All other financial statement schedules have been omitted because they are inapplicable or information is included or incorporated by reference elsewhere herein.

                        NATIONAL PICTURE & FRAME COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED APRIL 30, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                   CHARGED
                                                   BALANCE AT      TO COST       WRITE-OFF      BALANCE AT
                                                    BEGINNING        AND            OF            END OF
                                                    OF PERIOD      EXPENSE       ACCOUNTS         PERIOD
                                                   -----------     --------     -----------     -----------
Year ended April 30, 1996:
  Allowance for doubtful accounts................     $ 161          $ 50          $  19           $ 192
                                                      =====          ====          =====           =====
Year ended April 30, 1995:
  Allowance for doubtful accounts................     $ 145          $180          $ 164           $ 161
                                                      =====          ====          =====           =====
Year ended April 30, 1994:
  Allowance for doubtful accounts................     $ 140          $140          $ 135           $ 145
                                                      =====          ====          =====           =====