Form 10-Q
period 1996-07-31
NATIONAL PICTURE & FRAME CO
filed 1996-09-16
CIK 910617

                                United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549
                                  FORM 10-Q
                                 (MARK ONE)


(x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 1996

Commission file number 0-22502
                       --------
                      National Picture & Frame Company
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)

                     Delaware                              36-3832862
- ---------------------------------------------  -----------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification No.)

               702 Highway 82 West
                  Greenwood, MS                              38930
- ---------------------------------------------  ------------------------------
     (Address of principal executive offices)              (Zip Code)

                               (601) 451-4800
- ------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

                               Not applicable
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last
 Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X          No
    ------------        ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 4,962,823 shares as of September 4, 1996

                        NATIONAL PICTURE & FRAME COMPANY

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets ---July 31, 1996 and April 30, 1996

     Condensed consolidated statements of income --- three months ended
       July 31, 1996 and 1995
     Condensed consolidated statements of cash flows---three months ended
       July 31, 1996 and 1995

     Notes to condensed consolidated financial statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

                        NATIONAL PICTURE & FRAME COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                             July 31                     April 30
                                              1996                        1996
                                        --------------------------------------------
                                              (UNAUDITED)               (NOTE)
                                    (In Thousands, except for share data except for share data)
ASSETS
Current assets
  Cash and cash equivalents                      $ $287                   $   198
  Accounts receivable, net                        9,911                    12,739
  Inventories (Note 2)                            9,530                     7,812
Other current assets                              1,731                     1,919
                                                ------------------------------------
Total current assets                             21,459                    22,668

Property, plant and equipment                    21,864                    20,608
Accumulated depreciation                         (4,628  )                 (4,164  )
                                                ------------------------------------
                                                 17,236                    16,444
Other assets
  Goodwill, net                                   9,677                     9,752
  Other intangibles, net                            132                       172
                                                ------------------------------------
Total assets                                    $48,504                   $49,036
                                                ====================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                               $5,055                     5,363
  Accrued expenses                                2,139                     2,028
  Current maturities of long-term debt            1,164                     1,164

Total current liabilities                       ------------------------------------
                                                  8,358                     8,555

Long-term debt, less current maturities           4,525                     5,513
Deferred income taxes                             1,396                     1,396

Stockholders' equity:
  Preferred stock, $.01 par value:
  Authorized shares - 5,000,000
  Issued and outstanding share - None
Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued shares - 5,001,319 at July 31,1996
  and 5,000,008 at April 30, 1996;
  Outstanding shares - 4,961,249 at July
  31, 1996 and 4,959,938 at April 30,
   1996.
Nonvoting common stock, $.01 par value:
  Authorized shares - 500,000                        50                        50
Issued and outstanding shares - None                ---                        --
Additional paid-in capital                       21,246                    21,235
Retained earnings                                13,263                    12,621
                                                ------------------------------------
                                                 34,559                    33,906
Less cost of stock held in Treasury                (334  )                   (334  )
                                                ------------------------------------
Total stockholders' equity                       34,225                    33,572
                                                ------------------------------------
Total liabilities and stockholders' equity      $48,504                   $49,036
                                               ======================================


Note: The balance sheet at April 30, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

SEE ACCOMPANYING NOTES

                        NATIONAL PICTURE & FRAME COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME






                                              THREE MONTHS
                                                  ENDED
                                                 JULY 31
                                     -------------------------------
                                        1996                 1995
                                     -------------------------------
                                               (Unaudited)
                                   (In Thousands except for per share data)

Net sales                               $14,170              $12,832
Cost of goods sold                       10,878               10,204
                                     -------------------------------
                                          3,292                2,628
Operating expenses
Selling                                     901                  776
General and administrative                1,132                  822
Amortization of intangibles                 108                   89
                                     -------------------------------
                                          2,141                1,687
                                     -------------------------------
Operating income                          1,151                  941
Interest expense                           (118  )              (126  )
                                     ---------------------------------
Income before income taxes                1,033                  815
Income taxes                                391                  306
                                     ---------------------------------
Net income                                 $642                 $509
                                     =================================
Net income per share                       $.13                 $.10
                                     =================================
Weighted average shares outstanding       4,961                4,999
                                     =================================


See accompanying notes.

                        NATIONAL PICTURE & FRAME COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                           THREE MONTHS
                                                               ENDED
                                                              JULY 31
                                                     ------------------------------
                                                        1996                  1995
                                                     ------------------------------
                                                           (Unaudited)
                                                          (In Thousands)

OPERATING ACTIVITIES
Net income                                             $   642             $    $509
Depreciation and amortization                              579                   460
Changes in operating assets and liabilities              1,101                 1,816
                                                       --------------------------------
                                                         2,322                 2,785
INVESTING ACTIVITIES
Purchase of property, plant and equipment               (1,256  )               (681  )
                                                       --------------------------------
FINANCING ACTIVITIES
Net change in revolving loans
Principal payments on long-term debt and capital
  lease obligations                                       (723                (2,139
Purchase of  common stock for treasury                    (265)                  (26  )
Issuance  of common stock through Employee                  --                  (220  )
Stock Discount Purchase Plan                                11                    --  )
                                                       --------------------------------
                                                          (977 )              (2,385  )
                                                       --------------------------------
Increase (decrease) in cash and cash equivalents            89                  (281  )
Cash and cash equivalents at beginning of year             198                   336
                                                       --------------------------------
Cash and cash equivalents at end of period             $   287             $      55
                                                       ================================


See accompanying notes.

                        National Picture & Frame Company
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                 July 31, 1996

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the National Picture & Frame Company and subsidiary's annual report on Form 10-K for the year ended April 30, 1996.

2. INVENTORIES

Inventories consist of the following:


                           JULY 31    APRIL 30
                             1996       1996
                           ---------------------
                              (In thousands)
Raw materials                $3,861    $3,628
Work-in-process               1,520     1,213
Finished goods                4,149     2,971
                           ---------------------
                             $9,530    $7,812
                           =====================


3.         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed", during the quarter ended July 31,1996, and the effect was not material.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

GENERAL

Historically, the Company has generated a greater proportion of its net sales and profits, and increased working capital needs, in the second and fourth quarters of each fiscal year as retailers expand frame inventories for increased Christmas and Spring holiday demand. This seasonal pattern combined with the effects of new product introductions and the timing of customer orders can cause the Company's results of operations to vary significantly from quarter to quarter.

The following discussion and analysis compares the results of operations of the Company for the three months ended July 31, 1996 to the three months ended July 31, 1995.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, information derived from the condensed consolidated statements of income of the Company expressed as a percentage of net sales for such periods.



                                AS A PERCENTAGE OF NET SALES
                                --------------------------------
                                        THREE MONTHS
                                            ENDED
                                           JULY 31

                                1996                     1995
                                ---------------------------------
                                          (unaudited)
Net sales                       100.0  %                  100.0  %
Cost of goods sold               76.8                      79.5
                                ----------------------------------
Gross profit                     23.2                      20.5

Operating expenses
  Selling                        6.3                        6.1
  General and administrative     8.0                        6.4
  Amortization of intangibles     .8                         .7
                                ----------------------------------
Total operating expenses        15.1                       13.2
                                ----------------------------------
Operating income                 8.1                        7.3
Interest expense                (0.8  )                    (1.0  )
                                ----------------------------------
Income before income taxes                                  6.3
Income taxes                     2.8                        2.3
                                ----------------------------------
Net income (loss)                4.5  %                     4.0  %
                                ==================================


Net Sales. Net sales increased by $1.3 million, or 10.4% for the three months ended July 31, 1996 compared to the three months ended July 31, 1995. Substantially all of the increase was from sales of products by the Company's wholly owned subsidiary, Universal Cork, Inc. which was acquired in a purchase transaction on April 24,1996.

Gross Profit. Gross profit increased by $0.7 million, or 25.3%, for the three months ended July 31, 1996 compared to the three months ended July 31, 1995, and as a percentage of net sales, increased from 20.5% to 23.2% for the same periods. This increase was primarily due to product mix and the reduced proportion of lower profit promotional sales incurred to stimulate sales in the three months ended July 31,1995.

Selling Expenses. Selling and marketing expenses increased by $0.1 million or 16.1% for the three months ended July 31, 1996 compared to the three months ended July 31, 1995 and as a percentage of net sales, increased 0.2% to 6.3%. This increase was primarily attributed to different commission rates brought by the different sales mix of the current quarter compared to the same period of the prior year.

General and Administrative Expenses.   General and administrative expenses
increased by $0.3 million, or 37.7%, for the three months ended July 31, 1996 compared to the three months ended July 31, 1995 and as a percentage of net sales increased from 6.4% to 8.0% for the same periods. Several quarter specific charges relating to shareholder communications and corporate filing were the main contributors to the increase.

Interest Expense. Interest expense decreased $0.01 million for the three months ended July 31, 1996 compared to the three months ended July 31, 1995 as a result of decreased cost of funds.

Income Taxes. Income taxes increased from $0.31 million for the three months ended July 31, 1995 to $.39 million for the three months ended July 31, 1996. The effective income tax rates for the periods are essentially the same at approximately 38% for the two periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were $2.3 million for the three month period ended July 31,1996 as compared to $2.8 million for the three months ended July 31,1995. Cash flows were used to purchase $1.3 million of property, plant and equipment during the three months ended July 31, 1996, and $0.7 million in the same period last year. Cash used for reduction of debt was $1.0 million for the three months ended July 31, 1996 as compared to $2.4 million for the three months ended July 31,1995.

The Company has credit agreements with two banks. The primary credit facility from the first bank provides borrowings up to $25 million for working capital, capital expenditures and other corporate purposes and is limited in availability based on inventories, receivables and capital expenditures. Borrowings under the primary facility bears interest at the lower of the bank's prime rate less 1.50% to 1.00% or LIBOR plus 1.50% to 2.00% with the actual rate being dependent on the level of funded indebtedness the Company. At July 31,1996, $8.3 million was available under this facility. The Company's credit agreement with a second bank provided a long term loan of $5 million payable over 60 months. At July 31, 1996 the remaining balance was $4.7 million.

The Company's current ratio was 2.6 to 1 at July 31, 1996 and April 30, 1996.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

       a. The Company's Annual Meeting of Stockholders was held on August 19, 1996.

       b.  Not required

       c. A proposal to adopt the National Picture & Frame Company Non-Employee Director Stock Option Plan.


              For          Against    Abstain
              4,106,093    155,000     2,857


     A proposal to ratify the selection of the firm of Ernst & Young LLP as auditor for the Company for the fiscal year ending April 30, 1997.


              For          Against    Abstain
              4,578,301    600         1,000


     The following Directors were elected for the ensuing year or until their successors have been duly elected and qualified by the following vote:


                                         For        Withheld
                    Peter B. Foreman     4,579,501      400
                    Arthur L. Goeschel   4,579,501      400
                    Daniel J.  Hennessy  4,579,501      400
                    John F. Levy         4,579,501      400
                    Jesse C. Luxton      4,579,501      400
                    John S. Vesley       4,579,501      400


     d.  Not applicable

Item 6.   Exhibits and Reports on Form 8-K

     On May 16, 1996 the Company voluntarily reported on Form 8-K the press release dated April 26,1996, announcing the acquisition of 100 percent of the stock of Universal Cork, Inc. for $2.5 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATIONAL PICTURE & FRAME COMPANY



                                          By: /s/ M. Wesley Jordan, Jr.
                                             ----------------------------------
                                               M. Wesley Jordan, Jr.
                                               Vice President-Finance
                                               (principal financial officer
                                               and principal accounting officer)