Form 10-Q
period 1996-10-31
NATIONAL PICTURE & FRAME CO
filed 1996-12-16
CIK 910617

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q


                                  (MARK ONE)

(x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended October 31, 1996

Commission file number 0-22502
------------------------------

                       National Picture & Frame Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                             36-3832862
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                             Identification No.)

         702 Highway 82 West
             Greenwood, MS                                         38930
----------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)

                                (601) 451-4800
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
--------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes     X         No
                                                       -------         --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 4,964,544 shares as of December 11, 1996

                        NATIONAL PICTURE & FRAME COMPANY

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets -- October 31, 1996 and April 30,
        1996

     Condensed consolidated statements of income -- three months and six months ended October 31, 1996 and 1995

     Condensed consolidated statements of cash flows -- six months ended
        October 31, 1996 and 1995

     Notes to condensed consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

                        NATIONAL PICTURE & FRAME COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         OCTOBER  31                 APRIL 30
                                                                                             1996                      1996
                                                                                         ------------------------------------
                                                                                          (Unaudited)                 (Note)
                                                                                           (In Thousands, except share data)
ASSETS
Current assets
 Cash and cash equivalents                                                                  $    238                  $    198
 Accounts receivable, net                                                                     12,913                    12,739
 Inventories (Note 2)                                                                         11,448                     7,812
 Other current assets                                                                          1,562                     1,919
                                                                                            ----------------------------------
Total current assets                                                                          26,161                    22,668

Property, plant and equipment                                                                 23,428                    20,608
Accumulated depreciation                                                                      (5,091)                   (4,164)
                                                                                            ----------------------------------
                                                                                              18,337                    16,444
Other assets
 Goodwill, net                                                                                 9,607                     9,752
 Other intangibles, net                                                                           92                       172
                                                                                             ----------------------------------
Total assets                                                                                 $54,197                   $49,036
                                                                                             ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                                             $5,970                    $5,363
 Accrued expenses                                                                              2,920                     2,028
 Current maturities of long-term debt                                                          1,164                     1,164
                                                                                             ---------------------------------
Total current liabilities                                                                     10,054                     8,555

Long-term debt, less current maturities                                                        7,068                     5,513
Deferred income taxes                                                                          1,396                     1,396

Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares - 5,000,000
  Issued and outstanding shares - None
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued shares - 5,002,893 at October 31,1996 and 5,000,008 at April 30, 1996;
  Outstanding shares - 4,962,823 at October 31,1996 and 4,959,938 at April 30, 1996.              50                        50
 Nonvoting common stock, $.01 par value:
  Authorized shares - 500,000
  Issued and outstanding shares - None
  Additional paid-in capital                                                                  21,259                    21,235
Retained earnings                                                                             14,704                    12,621
                                                                                             ---------------------------------
                                                                                              36,013                    33,906

 Less cost of stock held in Treasury                                                            (334)                     (334)
                                                                                             ---------------------------------
Total stockholders' equity                                                                    35,679                    33,572
                                                                                             ---------------------------------
Total liabilities and stockholders' equity                                                   $54,197                   $49,036
                                                                                             =================================

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

SEE ACCOMPANYING NOTES


                        NATIONAL PICTURE & FRAME COMPANY

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME






                                                     THREE MONTHS            SIX MONTHS
                                                        ENDED                   ENDED
                                                      OCTOBER 31              OCTOBER 31
                                                  -------------------------------------------
                                                    1996       1995        1996        1995
                                                  ------------------------------------------
                                                                 (Unaudited)
                                                    (In Thousands except  per share data)

Net sales                                         $18,880     $17,843     $33,050     $30,675
Cost of sales                                      14,197      13,182      25,075      23,386
                                                  -------------------------------------------
                                                    4,683       4,661       7,975       7,289
Operating expenses:
Selling                                             1,117       1,091       2,018       1,867
General and administrative                          1,001       1,045       2,133       1,867
Amortization of intangibles                           108          89         216         178
                                                  -------------------------------------------
                                                    2,226       2,225       4,367     3912.00
                                                  -------------------------------------------
Operating income                                    2,457       2,436       3,608       3,377
Interest expense                                     (130)       (131)       (248)       (257)
                                                  -------------------------------------------
Income before income taxes                          2,327       2,305       3,360       3,120
Income taxes                                          886         877       1,277       1,183
                                                  -------------------------------------------
Net income                                         $1,441      $1,428      $2,083      $1,937
                                                  ===========================================
Net income per share                               $   .29     $  .29      $  .42      $  .39
                                                  ===========================================
Weighted average shares outstanding                  4,962      4,972       4,961       4,985
                                                  ===========================================

See accompanying notes.

                        NATIONAL PICTURE & FRAME COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS






                                                                SIX MONTHS
                                                                   ENDED
                                                                OCTOBER 31
                                                     ---------------------------------
                                                            1996               1995
                                                     ---------------------------------
                                                                 (Unaudited)
                                                                (In Thousands)

OPERATING ACTIVITIES
 Net income                                                 $2,083             $1,937
 Depreciation and amortization                               1,152                947
 Changes in operating assets and liabilities                (1,954)            (2,037)
                                                      -------------------------------
                                                             1,281             847.00
INVESTING ACTIVITIES
 Purchase of property, plant and equipment                  (2,820)            (1,764)

FINANCING ACTIVITIES
 Net change in revolving loans
 Principal on capital lease obligations                      2,081              1,085
 Purchase of treasury stock                                   (526)               (48)
 Issuance of common stock through Employee                      --               (220)
  Stock Discount Purchase Plan                                  24                 --
                                                      -------------------------------
                                                             1,579                817
                                                      -------------------------------
 Increase (Decrease) in cash and cash equivalents               40               (100)
 Cash and cash equivalents at beginning of period              198                336
                                                      -------------------------------
 Cash and cash equivalents at end of period                $   238             $  236
                                                      ===============================


See accompanying notes.

                        National Picture & Frame Company
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                October 31, 1996

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the National Picture & Frame Company and subsidiary's annual report on Form 10-K for the year ended April 30, 1996.

2. INVENTORIES

Inventories consist of the following:


                            OCTOBER 31  APRIL 30
                              1996        1996
                          ----------------------
                               (In Thousands)

        Raw materials       $ 4,180      $3,628
        Work-in-process       1,761       1,213
        Finished goods        5,507       2,971
                            -------------------
                            $11,448      $7,812
                            ===================

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", during the quarter ended July 31,1996, and the effect was not material.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Historically, the Company has generated a greater proportion of its net sales and profits, and increased working capital needs, in the second and third quarters of each fiscal year as the Company's retail customers expand frame inventories for increased winter holiday demand. This seasonal pattern combined with the effects of new product introductions and the timing of customer orders can cause the Company's results of operations to vary significantly from quarter to quarter.

The following discussion and analysis compares the results of operations of the Company for the three- and six- month periods ended October 31, 1996 to the three- and six- month periods ended October 31, 1995.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, information derived from the condensed consolidated statements of income of the Company expressed as a percentage of net sales for such periods.

                                                 AS A PERCENTAGE OF NET SALES
                                ----------------------------------------------------------------
                                     THREE MONTHS                            SIX MONTHS
                                   ENDED OCTOBER 31                        ENDED OCTOBER 31
                                  1996         1995                    1996                1995
                                ----------------------------------------------------------------
                                                          (unaudited)
Net sales                        100.0%       100.0%                  100.0%               100.0%
Cost of sales                     75.2         73.9                    75.9                 76.2
                                ----------------------------------------------------------------
                                  24.8         26.1                    24.1                 23.8
Operating expenses
 Selling                           5.9          6.1                     6.1                  6.1
 General and administrative        5.3          5.9                     6.4                  6.1
 Amortization of intangibles        .6           .5                     0.7                  0.6
                                ----------------------------------------------------------------
                                 11.80        12.50                   13.20                12.80
                                ----------------------------------------------------------------
Operating income                  13.0         13.6                    10.9                 11.0
Interest expense                  (0.7)        (0.7)                   (0.7)                (0.8)
                                ----------------------------------------------------------------
Income before income taxes        12.3         12.9                    10.2                 10.2
Income taxes                       4.7          4.9                     3.9                  3.9
                                ----------------------------------------------------------------
Net income                         7.6%         8.0%                   6.30%                6.30%
                                ================================================================

Net Sales. Net sales increased by $1.0 million, or 5.8% for the three months ended October 31, 1996 and $2.4 million or 7.7% for the six months ended October 31, 1996 compared to the same periods ended October 31, 1995. Substantially all the increase was from sales of products by its wholly owned subsidiary, Universal Cork, Inc. which was acquired in a purchase transaction on April 24, 1996.

Gross Profit. Gross profit increased by $0.02 million or 0.5% for the three months ended October 31, 1996 and $0.7 million or 9.4% for the six months ended October 31, 1996 compared to the same periods ended October 31, 1995. As a percentage of sales, gross profit decreased from 26.1% to 24.8% for the three months ended October 31, 1996 and increased from 23.8% to 24.1% for the six months ended October 31, 1996 as compared to the same periods last year. The changes were primarily the result of product mix.

Selling Expenses. Selling and marketing expenses increased by $0.03 million or 2.4% for the three months ended October 31, 1996 and $0.15 million or 8.1% for the six months ended October 31, 1996 compared to the same periods ended October 31, 1995. As a percentage of net sales, selling and marketing expenses decreased to 5.9% from 6.1% for the three months ended October 31,1996 and remained the same at 6.1% for the six months ended October 31, 1996 as compared to the same periods ended October 31, 1995.

General and Administrative Expenses.   General and administrative expenses
decreased by $0.04 million, or 4.2%, for the three months ended October 31, 1996 and increased $0.27 million or 14.2% for the six months ended October 31, 1996 compared to the same periods ended October 31, 1995. The timing of several quarter specific charges relating to shareholder communication and corporate filings were the main contributors to the periods changes and net increase for the six month period.

Interest Expenses. Interest expenses remained the same at $0.13 million for the three months ended October 31, 1996 and decreased to $0.25 million from $0.26 million for the six months ended October 31, 1996 compared to the same periods ended October 31, 1995 as a result decreased cost of funds.

Income Taxes. Income taxes increased $0.01 million to $0.89 million for the three months ended October 31, 1996 and $0.10 million to $1.28 million for the six months ended October 31,1996 compared to $0.88 million and $1.18 million for the same periods ended October 31, 1995. The estimated effective tax rate remained relatively constant at approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were $1.3 million for the six month period ended October 31,1996 as compared to $0.8 million for the six months ended October 31,1995. The $0.8 million net increase from financing activities along with the increases from operations funded the increase in capital expenditures.

The Company has credit agreements with two banks. The primary credit facility from the first bank provides borrowings up to $25 million for working capital, capital expenditures and other corporate purposes and is limited in availability based on inventories, receivables and capital expenditures. Borrowings under the primary facility bears interest at the lower of the bank's prime rate less 1.50% to 1.00% or LIBOR plus 1.50% to 2.00% with the actual rate being dependent on the level of funded indebtedness the Company. At October 31, 1996, $6.8 million was available under the $10.0 million working capital portion of the facility. No funds had been borrowed against the $15.0 million capital loan portion of the facility. The Company's credit agreement with a second bank provided a long term loan of $5 million payable over 60 months. At October 31, 1996 the remaining balance was $4.4 million.

The Company's current ratio was 2.6 to 1 at October 31, 1996 and  April 30,
1996.

  The forward-looking statements in the report contain projections that could be adversely affected by significant changes in National Picture & Frame Company's operating environment and marketplace. These factors could include, but are not limited to, a decrease in demand for framed wall decor, loss of market share by major retail customers, cutbacks in overall consumer spending, increasing prices of raw materials such as wood and polystyrene and higher labor cost.

Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended October 31, 1996. The exhibits filed as part of this report are listed below.

Exhibit No.                        Description
-----------                        -----------
    10.14                  Employment Agreement, dated
                           November 7, 1996, by and between
                           the Company and Jesse C. Luxton.

    10.15                  Employment Agreement, dated
                           November 7, 1996, by and between
                           the Company and Richard
                           A. Beattie.

    10.16                  Employment Agreement, dated
                           November 7, 1996, by  and
                           between the Company and Billy
                           D. Moore.

    10.17                  Employment Agreement, dated
                           November 7, 1996, by and between
                           the Company and M. Wesley
                           Jordan, Jr.

    10.18                  Employment Agreement, dated
                           November 7, 1996, by and between
                           the Company and Robert T.
                           Littlejohn.

    10.19                  Employment Agreement, dated
                           November 7, 1996, by and between
                           the Company and John Barlow.

    10.20                  Employment Agreement, dated
                           November 7, 1996, by and between
                           the Company and Tom Walburgh.

    27                     Financial Data Schedule

                               SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             NATIONAL PICTURE & FRAME COMPANY



                                             By: /s/ M. Wesley Jordan, Jr.
                                             ---------------------------------
                                             M. Wesley Jordan, Jr.
                                             Vice President-Finance
                                             (principal financial officer and
                                             principal accounting officer)