Form 10-Q
period 1997-01-31
NATIONAL PICTURE & FRAME CO
filed 1997-03-17
CIK 910617

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


                                   (MARK ONE)

(x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended January 31, 1997

Commission file number 0-22502


                        National Picture & Frame Company
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    36-3832862
    ----------------------------------------            ----------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                       Identification No.)


           702 Highway 82 West
             Greenwood, MS                                  38930
    ----------------------------------------            ----------------
    (Address of principal executive offices)              (Zip Code)

                                 (601) 451-4800
            -------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
     -----------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to filed such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X         No
                                        ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, $.01 Par Value - 4,967,212 shares as of March 11, 1997

                        NATIONAL PICTURE & FRAME COMPANY

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

    Condensed consolidated balance sheets ---January 31, 1997 and April 30, 1996

    Condensed consolidated statements of income --- three months and nine months ended January 31, 1997 and 1996

    Condensed consolidated statements of cash flows---  nine months ended
       January 31, 1997 and 1996

    Notes to condensed consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

11PART I.  FINANCIAL INFORMATION
                        NATIONAL PICTURE & FRAME COMPANY

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              JANUARY  31      APRIL 30
                                                                                                  1997            1996
                                                                                       -------------------------------------
                                                                                            (Unaudited)         (Note)
                                                                                        (In Thousands, except for share data)
ASSETS
Current assets
 Cash and cash equivalents                                                                      $   157      $    198
 Accounts receivable, net                                                                        12,475        12,739
 Inventories (Note 2)                                                                            10,883         7,812
 Other current assets                                                                             1,399         1,919
                                                                                                ---------------------
Total current assets                                                                             24,914        22,668
Property, plant and equipment                                                                    24,378        20,608
Accumulated depreciation                                                                         (5,595)       (4,164)
                                                                                                ---------------------
                                                                                                 18,783        16,444
Other assets
 Goodwill, net                                                                                    9,525         9,752
 Other intangibles, net                                                                              53           172
                                                                                                ---------------------


Total assets                                                                                    $53,275      $ 49,036
                                                                                                =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                                               $ 3,909      $  5,363
 Accrued expenses                                                                                 3,096         2,028
 Current maturities of long-term debt                                                             1,164         1,164
                                                                                                ---------------------

Total current liabilities                                                                         8,169         8,555

Long-term debt, less current maturities                                                           5,772         5,513
Deferred income taxes                                                                             1,396         1,396
Stockholders' equity:
 Preferred stock, $.01 par value:
   Authorized shares - 5,000,000
   Issued and outstanding shares - None
 Common stock, $.01 par value:
   Authorized shares - 20,000,000
   Issued shares - 5,005,036 at January 31, 1997 and 5,000,008 at April 30, 1996;
   Outstanding shares - 4,964,519 at January 31, 1997 and 4,959,938 at April 30, 1996.               50            50
 Nonvoting common stock, $.01 par value:
   Authorized shares - 500,000
   Issued and outstanding shares - None
                                                                                                    ---           ---
 Additional paid-in capital                                                                      21,279        21,235
 Retained earnings                                                                               16,943        12,621
                                                                                                ---------------------
                                                                                                 38,272        33,906
 Less cost of stock held in treasury                                                               (334)         (334)
                                                                                                ---------------------
Total stockholders' equity                                                                       37,938        33,572
                                                                                                ---------------------
Total liabilities and stockholders' equity                                                      $53,275      $ 49,036
                                                                                                =====================


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





                                                             THREE MONTHS                   NINE MONTHS
                                                                ENDED                          ENDED
                                                              JANUARY 31                     JANUARY 31
                                                     -------------------------------------------------------
                                                       1997              1996            1997          1996
                                                     -------------------------------------------------------
                                                                             (Unaudited)
                                                               (In Thousands except for share data)
Net sales                                            $ 22,360          $ 19,858      $ 55,410       $ 50,533
Cost of sales                                          16,284            14,408        41,359         37,794
                                                     -------------------------------------------------------
                                                        6,076             5,450        14,051         12,739
Operating expenses:
 Selling                                                1,215             1,099         3,233          2,966
 General and administrative                               979               748         3,112          2,615
 Amortization of intangibles                              108                89           324            267
                                                     -------------------------------------------------------
                                                        2,302             1,936         6,669          5,848
                                                     -------------------------------------------------------
Operating income                                        3,774             3,514         7,382          6,891
Interest expense                                         (162)             (124)         (410)          (381)
                                                     -------------------------------------------------------

Income before income taxes                              3,612             3,390         6,972          6,510
                                                        1,373             1,288         2,650          2,471
                                                     -------------------------------------------------------
Net income                                           $  2,239          $  2,102      $  4,322       $  4,039
                                                     =======================================================
Net income per share                                 $    .45          $    .42      $    .87       $    .81
                                                     =======================================================
Weighted average shares outstanding                     4,964             4,961         4,962          4,977
                                                     =======================================================



See accompanying notes.

                        NATIONAL PICTURE & FRAME COMPANY

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                            NINE MONTHS
                                                               ENDED
                                                            JANUARY 31
                                                    --------------------------
                                                      1997              1996
                                                    --------------------------
                                                           (Unaudited)

                                                           (In Thousands)
OPERATING ACTIVITIES
 Net income                                           $  4,322        $ 4,039
 Depreciation and amortization                           1,874          1,492
 Changes in operating assets and liabilities            (2,673)          (739)
                                                      -----------------------
                                                         3,523          4,792
INVESTING ACTIVITIES
 Purchase of property, plant and equipment              (3,867)        (3,238)




FINANCING ACTIVITIES
 Net change in revolving loans                           1,051         (1,083)
 Principal payments on long-term debt and
capital lease obligations                                 (792)           (56)
 Purchase of treasury stock                                 --           (334)
 Issuance of common stock through Employee
  Stock Discount Purchase Plan                              44             --
                                                      -----------------------
                                                           303         (1,473)
                                                      -----------------------
Increase in cash and cash equivalents                      (41)            81
Cash and cash equivalents at beginning of period           198            336
                                                      -----------------------
Cash and cash equivalents at end of period            $    157        $   417
                                                      =======================





See accompanying notes.

                        National Picture & Frame Company
        Notes to Condensed Consolidated Financial Statements (unaudited)
                                January 31, 1997

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ended April 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the National Picture & Frame Company and subsidiaries' annual report on Form 10-K for the year ended April 30, 1996.

2.       INVENTORIES

Inventories consist of the following:

                                                  JANUARY 31     APRIL 30
                                                     1997          1996
                                                  ------------------------
                                                      (In Thousands)
              Raw materials                         $4,786      $3,628
              Work-in-process                        1,577       1,213
              Finished goods                         4,520       2,971
                                                  ------------------------
                                                   $10,883      $7,812
                                                  ========================

3.       IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted FASB Statement No. 21, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," during the quarter ended July 31, 1996 and the effect was not material.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Historically, the Company has generated a greater proportion of its net sales and profits, and increased working capital needs, in the second and third quarters of its year as retailers expand frame inventories for increased winter holiday demand. This seasonal pattern combined with the effects of new product introductions and the timing of customer orders can cause the Company's results of operations to vary significantly from quarter to quarter.

The following discussion and analysis compares the results of operations of the Company for the three and nine month periods ended January 31, 1997 to the three and nine month periods ended January 31, 1996.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, information derived from the condensed consolidated statements of income of the Company expressed as a percentage of net sales for such periods.


                                                              AS A PERCENTAGE OF NET SALES
                                                       ---------------------------------------------
                                                          THREE MONTHS               NINE MONTHS
                                                        ENDED JANUARY 31          ENDED JANUARY 31
                                                       ---------------------------------------------
                                                         1997         1996         1997         1996
                                                       ---------------------------------------------
                                                                     (unaudited)
Net sales                                                 100.0%      100.0%      100.0%       100.0%
Cost of sales                                              72.8        72.6        74.6         74.8
                                                         -------------------------------------------
                                                           27.2        27.4        25.4         25.2

Operating expenses
 Selling                                                    5.4         5.5         5.9          5.9
 General and administrative                                 4.4         3.8         5.6          5.2
 Amortization of intangibles                                0.5         0.4         0.6          0.5
                                                         -------------------------------------------
                                                           10.3         9.7        12.1         11.6
                                                         -------------------------------------------
Operating income                                           16.9        17.7        13.3         13.6

Interest expense                                           (0.7)       (0.6)       (0.7)        (0.7)
                                                         -------------------------------------------
Income before income taxes                                 16.2        17.1        12.6         12.9
Income taxes                                                6.1         6.5         4.8          4.9
                                                         -------------------------------------------
Net income                                                 10.1%       10.6%        7.8%         8.0%
                                                         ===========================================



Net Sales. Net sales increased by $2.5 million, or 12.6% for the three months ended January 31, 1997 and $4.8 million or 9.7% for the nine months ended
January 31, 1997 compared to the same periods ended January 31, 1996.   The net
sales increase can be attributed to sales of products by its wholly owned subsidiary, Universal Cork, Inc., which was acquired in a purchase transaction on April 24, 1996 and to the sale of promotional art introduced late in the second quarter of 1997.

Gross Profit. Gross profit increased by $0.6 million or 11.5% for the three months ended January 31, 1997 and $1.3 million or 10.3% for the nine months ended January 31, 1997 compared to the same periods ended January 31, 1996. As a percentage of net sales, gross profit decreased from 27.4% to

27.2% and increased from 25.2% to 25.4% for the same periods. This changes were primarily due to changes in the product mix and fluctuations of prices in certain raw material components.

Selling Expenses. Selling and marketing expenses increased by $0.12 million or 10.6% for the three months ended January 31, 1997 and $0.27 million or 9.0% for the nine months ended January 31, 1997 compared to the same periods ended January 31, 1996. As a percentage of net sales, selling and marketing expenses decreased from 5.5% to 5.4% for the three months and remained the same for the nine months ended January 31, 1997 as compared to the same periods ended January 31, 1996.

General and Administrative Expenses.   General and administrative expenses
increased by $0.23 million, or 30.9%, for the three months ended January 31, 1997 and $0.50 million or 19.0% for the nine months ended January 31, 1997 compared to the same periods ended January 31, 1996. Increased cost of shareholder communications and corporate filings and an accrual for management bonuses were the main contributors to the increases for the periods.

Interest Expense. Interest expense increased $0.04 million for the three months ended January 31, 1997 and $0.03 million for the nine months ended January 31, 1997 compared to the same periods ended January 31, 1996 as a result of increased borrowings under the revolving loan facility to finance increased working capital needs and capital expenditures during these periods.

Income Taxes. Income taxes increased $0.08 million to $1.37 million for the three months ended January 31, 1997 and $0.18 million to $2.65 million for the nine months ended January 31, 1997 compared to $1.29 million and $2.47 million for the same periods ended January 31, 1996. The estimated effective tax rate remained relatively constant at approximately 38%.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were $3.5 million for the nine month period ended January 31, 1997 as compared to $4.8 million for the nine months ended January 31, 1996. The $1.8 million net increase from financing activities offset the decrease in funds from operations and funded the increase in capital expenditures.

The Company has credit agreements with two banks. The primary credit facility from the first bank provides borrowings up to $25 million for working capital, capital expenditures and other corporate purposes and is limited in availability based on inventories, receivables and capital expenditures. Borrowings under the primary facility bear interest at the lower of the bank's prime rate less 1.50% to 1.00% or LIBOR plus 1.50% to 2.00% with the actual rate being dependent on the level of funded indebtedness the Company. At January 31, 1997, $7.8 million was available under the $10.0 million working capital portion of the facility. No funds had been borrowed against the $15.0 million capital expenditure portion of the facility. The Company's credit agreement with a second bank provides a long term loan of $5 million payable over 60 months. At January 31, 1997, the remaining balance was $4.2 million.

The Company's current ratio was 3.0 to 1 at January 31, 1997 and 2.6 to 1 at April 30, 1996.

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

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended January 31, 1997.


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NATIONAL PICTURE & FRAME COMPANY



                                       By:  /s/ M. Wesley Jordan, Jr.
                                            --------------------------
                                            M. Wesley Jordan, Jr.
                                            Vice President-Finance
                                            (principal financial officer and
                                            principal accounting officer)