Form 10-K405
period 1997-04-30
NATIONAL PICTURE & FRAME CO
filed 1997-08-07
CIK 910617

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                   FORM 10-K

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE FISCAL YEAR ENDED APRIL 30, 1997

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

FOR THE TRANSITION PERIOD FROM
------------------- TO
-------------------

COMMISSION FILE NUMBER 0-22502

                        NATIONAL PICTURE & FRAME COMPANY
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
                        (State or other jurisdiction of
                         incorporation or organization)

                       702 HIGHWAY 82 WEST, GREENWOOD, MS
                    (Address of principal executive offices)
                                   36-3832862
                                (I.R.S. Employer
                              Identification No.)

                                     38930
                                   (Zip Code)

       Registrant's telephone number, including area code: (601) 451-4800

          Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of July 18, 1997 was approximately $26,984,338.

     As of July 18, 1997, the Registrant had 5,010,271 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     The National Picture & Frame Company (the "Company") designs, manufactures and markets a wide variety of picture frames, framed mirrors, framed art and other items for home decor for sale primarily through major mass merchant retailers. Principal customers of the Company in this retail channel include discount stores such as Wal-Mart, Target, Caldor and K-Mart; warehouse clubs such as Price/Costco and BJ's; variety stores such as Dollar General, Family Dollar and Fred's; craft and specialty stores such as Michael's and Frank's Nursery; and home centers such as Home Base, Builders' Square and Lowes. The Company's product lines currently include over 1,200 stock-keeping units ("SKUs") and are offered in approximately 12,000 retail stores in North America. Sales of the Company's picture frames, which include photo frames, portrait frames and document frames, accounted for approximately 63% of the Company's net sales for fiscal 1997. On April 24, 1996, the Company, through its subsidiary, acquired 100% of the outstanding Stock of Universal Cork, Inc. ("Universal") for cash and notes of approximately $2.5 million in a transaction accounted for as a purchase. Universal manufactures framed cork, dry erase and chalk boards as well as other cork-based products.

BUSINESS STRATEGY

     The Company's strategy is to be the leading supplier of photo frames, board products and related home decor products to the major discount stores, warehouse clubs, variety stores and home centers. The Company believes that the following factors are of principal importance to its ability to successfully implement this business strategy.

     Overall Price/Value Product Strategy. The Company provides mass merchants with quality products in styles similar in many cases to those found at higher prices in department stores and specialty retailers. The Company has traditionally utilized this approach and continues to sell basic document frames, wood portrait frames, fashion photo frames, and, with the Universal acquisition, framed cork boards, dry erase boards and chalk boards, at prices significantly below those for comparable-looking frames and board products found in department stores and specialty retailers.

     Focus on Mass Merchant Trade Channel. The Company focuses on sales to discount stores such as Wal-Mart, Target and K-Mart; warehouse clubs such as Price/Costco and BJ's; variety stores such as Dollar General, Family Dollar and Fred's; craft and specialty stores such as Michael's and Frank's Nursery; and home centers such as Home Base, Builders' Square and Lowes. Such mass merchants participate in one of the fastest growing segments of the retailing industry. In addition, the Company believes that it is one of a limited number of frame manufacturers with the manufacturing capability to consistently fill the large orders for a variety of frames that these mass merchants typically require in a timely and efficient manner. By focusing on filling large orders for mass merchants, the Company makes relatively long production runs, thus allowing the Company to further reduce its costs of production by minimizing setup and retooling periods.

     Focus on Product Introduction and Design. The Company's customers continually demand new products and designs and the Company's ability to introduce these new products and designs has been a significant factor in the Company's success and growth. The Company's newest products include cork boards and other cork products, dry erase boards and chalk boards. To broaden consumer appeal for its products and the breadth of its product line, the Company continuously expands styles, designs and colors. The Company's ability to hot-stamp mylar foil and/or glue paper tape onto its plastic and wood frames to create various decorative finishes offers a number of benefits, including the ability to quickly produce new designs and styles by replacing the type of foil or paper adhered onto the frame. In addition, the Company has established packaging and display methods which enhance the appeal and accessibility of its products in high traffic areas, including corrugated pallet displays and endcap displays.

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

     Low Cost Production/Vertical Integration. The Company's average unit costs of production have declined significantly in recent years as a result of improvements in production efficiencies, volume discounts currently obtained for raw materials, improved fixed overhead absorption and other economies of scale. The Company is a vertically integrated picture frame manufacturer; the Company extrudes most of the plastic molding used for its plastic frames and produces much of its own wood molding for its wood frames. Management believes that this results in a cost advantage over competitors who outsource all of their plastic molding and wood molding. This integration, coupled with high volume production, also enables the Company to reduce start up costs and time schedules and produce quality frames at low cost. In addition, the Company is able to respond quickly to changing fashions and special order requests. The Company's strategy is to remain a low cost producer by improving production techniques, maintaining efficient purchasing methods and designing specialized tooling. Management believes that Universal is a low cost supplier in its field and comprises another core product group where Management believes it can compete with attractive margins and fashion products as well as give the Company expanded entry into the home improvement and hardware store channels of distribution.

SALES AND MARKETING

     For fiscal year 1997, a majority of the Company's revenues were from sales made by a nationwide network of 25 independent manufacturers' representative organizations with the balance (consisting of revenues from sales to Wal-Mart and Sam's Club) handled directly by the Company's executive officers. The Company maintains direct relationships with all of its customers, including those handled by independent manufacturers' organizations. The manufacturers' representatives are paid solely on a commission basis, are not dedicated solely to the Company and do not carry the Company's products exclusively. The Company does not consider itself dependent on any specific manufacturers' representative organization for any of its major customers. The five largest manufacturers' representatives (in terms of Company sales) have sold the Company's products for an average of 10 years.

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

CUSTOMERS

     The Company sells its products primarily through discount stores such as Wal-Mart, Target and Caldor; warehouse clubs such as Price/Costco and BJ's; variety stores such as Dollar General, Family Dollar and Fred's; craft and specialty stores such as Michael's and Frank's Nursery; and home centers such as Home Base, Builders' Square and Lowes. The Company has over 300 active customers in the United States and Canada, and its products are currently stocked in over 12,000 individual retail stores. In fiscal year 1997, Wal-Mart accounted for approximately 35% of the Company's net sales. Wal-Mart has been a customer of the Company for approximately 16 years. The loss of this customer or a significant portion of its business could have a material adverse effect on the Company.

MANUFACTURING AND SOURCING

     The Company's frames are manufactured from plastic, wood and metal. The Company extrudes its own molding for most of its plastic frames and purchases some extruded plastic molding from domestic and overseas suppliers. Foil is typically hot-stamped over plastic molding strips to create fashion looks such as the Company's Floral and Marble Series. The molding is then cut and joined to form a frame. While some wood molding is purchased from domestic and overseas suppliers, the majority of wood molding used on the Company's frames is manufactured by the Company. The wood frame manufacturing process begins with feeding a strip of kiln dryed lumber through a saw that cuts the lumber into sized pieces. These sized pieces are then fed through high speed cutters to produce molding. This molding is generally sanded, stained and lacquered. Then, in the case of many frames, a layer of paper and/or foil may be attached. The wood molding is then cut and joined to form a frame. The Company purchases coated slit steel for its metal frames. The steel is roll-formed, notched and joined to create the metal frame.

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

     The major raw materials purchased by the Company are lumber, polystyrene, pre-cut glass, pre-cut unframed mirrors, metal coils, cardboard and chipboard. Most of the Company's raw materials are commodity items which are readily available from a variety of sources. The Company uses multiple sources for its raw materials with the exception of polystyrene, for which it has just-in-time supply arrangements. Most raw materials are obtained from both domestic and overseas sources. With the acquisition of Universal, the Company utilizes composition cork, chalk board material, dry erase board material, fiberboard and pre-mitered channel molding, most of which are purchased from overseas suppliers. There are no long term supply arrangements for these materials; management believes the sources of supply to be adequate for each of these materials. The Company has not experienced any unique problems obtaining raw materials from its suppliers.

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

     Management believes the corkboard and other cork based markets are not dominated by any one large competitor. However, Universal has been able to compete effectively with larger companies involved in similar businesses (cork based products and other framed board products) because of its position as a low cost producer. The Company's acquisition of Universal has added another core product category which Management believes will enable each of the Company and Universal to compete effectively in their respective markets.

EMPLOYEES

     As of April 30, 1997, the Company had 639 full-time employees consisting of 13 sales and marketing employees, 18 in administration and 608 engaged in manufacturing and assembling. During peak production seasons, the Company employs approximately 715 employees for manufacture and assembly. Approximately 85% of the Company's employees are represented by the United Brotherhood of Carpenters and Joiners of America. The Company believes that its relations with its employees are good. The Company has never suffered a work stoppage or slowdown.

ENVIRONMENTAL

     The Company is subject to various federal, state and local environmental laws and regulations relating to the handling and management of certain chemicals used and generated in manufacturing frames. The Company believes that its operations currently comply in all material respects with these laws and regulations. Based on the annual costs incurred by the Company over the past several years, management does not believe that compliance with these laws and regulations will have a material adverse effect upon the Company's capital expenditures, earnings or competitive position. The Company believes, however, that it is reasonably likely that the trend in environmental litigation and regulation will continue to be toward stricter standards. Such changes in the law and regulations may require the Company to make additional capital expenditures which, while not presently estimable with certainty, are not presently expected to have a material adverse effect on the Company's results of operations or financial position.

PROPRIETARY RIGHTS

     Prior to its acquisition of Universal, the Company did not own any patents, registered trademarks or registered service marks. In connection with such acquisition, the Company acquired three registered trademarks: (i) "Accent Boards" which is used to designate a specific type of framing for a series of boards, (ii) "Handi-Cork" which is used for a brand of composition cork sheets and prepackaged rolls, and (iii) "Notesters" which is used for a type of small board with a double writing surface which uses dry erase or wet erase pens. In addition, the Company acquired certain proprietary rights with respect to the following marks: (i) "Guards" which is used to refer to a line of cork protective material for the housewares market, (ii) "Dri-Erase" which refers to the Company's marker boards using a dry erase surface, and (iii) "Sticky Cork Squares" which refers to a line of self-stick cork sheets.

ITEM 2. PROPERTIES

     The Company occupies approximately 414,600 square feet of manufacturing and office space in four facilities in Greenwood, Mississippi. The Greenwood, Mississippi facilities consist of a plastics/metal plant, a woodworking/cork plant, a storage warehouse adjacent to the woodworking/cork plant and a corporate office. The Maple Heights, Ohio facilities, which were used by Universal for manufacturing and administrative purposes, were closed in early fiscal 1997; all manufacturing, sales and administrative activities were relocated to Greenwood, Mississippi. The properties formerly occupied by Universal (all of which were leased) are no longer in use by Universal or the Company.

     The woodworking facility (182,000 square feet) is leased by the City of Greenwood from Leflore County under a 99 year lease which expires in the year 2046. The City of Greenwood subleases the site to the

Company for $600 per year. The Company may purchase the City's rights in this site (i.e., the remainder of the 99 year lease from the County) for $10,000; however, if the Company does so, the site will no longer be exempt from municipal property taxes.

     The plastics and metal plant (182,000 square feet) is owned by the City of Greenwood and leased to the Company. In fiscal year 1995, the Company retired industrial revenue bonds covering the site and renewed the lease of the property for a 20 year period for $1,250 per year. The Company may renew the lease on the present terms for two additional 20 year periods and one 14 year period. In addition, the Company may purchase the property for $17,500 at the end of the present term or during any renewal term; however, that purchase would result in the loss of the present municipal property tax exemption for this site.

     The warehousing facility adjacent to the woodworking/cork plant was purchased in fiscal 1997 pursuant to a leasehold interest held by the City of Greenwood. This facility houses raw materials and certain work in process and contains 34,000 square feet.

     The corporate offices were purchased in fiscal 1996 and renovated during fiscal 1997. These offices house the sales and administrative personnel of the Company, and contain 16,600 square feet of office space.

     The Maple Heights, Ohio locations are each owned by Dunham Road Associates Limited Partnership and leased to Universal. In conjunction with its acquisition of Universal, the Company affirmed two Universal operating leases covering real property used by Universal in their Maple Heights, Ohio operations, which operations were relocated to Greenwood, Mississippi. These two leases require aggregate annual rents of $128,000 in fiscal years 1997 through 1999 and $60,000 in fiscal 2000. The Company has sub-leased one facility and is negotiating the sub-lease of the second property.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     National Picture & Frame Company common stock is traded on the Nasdac Stock Market under the stock symbol NPAF. The approximate number of shareholders on July 18,1997 was 875. The following table indicates the high and low closing during the four quarters of fiscal 1997 and fiscal 1996. National Market quotations are based on actual sales prices. The Company did not declare or pay any dividend during the periods shown.

    PRICE RANGE
    Year ended April 30, 1997                                         High       Low
      First Quarter.............................................    $11.25    $ 8.63
      Second Quarter............................................     11.75     10.38
      Third Quarter.............................................     11.50      9.25
      Fourth Quarter............................................     10.25      8.69

    Year ended April 30,1996
      First Quarter.............................................    $10.25    $ 8.25
      Second Quarter............................................     10.00      7.75
      Third Quarter.............................................      9.75      8.50
      Fourth Quarter............................................     10.50      8.88

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

                                                          COMPANY(1)                           PREDECESSOR(1)
                                    -------------------------------------------------------    --------------
                                                                                NINE MONTHS     THREE MONTHS
                                                                                   ENDED           ENDED
                                          FISCAL YEARS ENDED APRIL 30,           APRIL 30,        JULY 31,
                                    ----------------------------------------    -----------    --------------
                                     1997       1996       1995       1994         1993             1992
                                     ----       ----       ----       ----         ----             ----
                                                       IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales.......................    $73,335    $67,169    $60,794    $51,293      $38,035         $ 6,322
Operating income................      9,670      8,659      8,634      6,369        2,639             401
Net income......................      5,658      5,061      5,028      2,666          557             194
Net income per share............       1.14       1.02       1.01       0.60         0.05              --
Working capital.................     15,678     14,113     14,695     12,171        6,216           5,542
Total assets....................     52,618     49,036     42,077     39,179       35,587          24,366
Total debt(2)...................      4,424      6,677      6,607      8,525       19,524             445
Preferred stock.................         --         --         --         --        5,370              --
Total stockholder's equity......    $39,356    $33,572    $28,842    $23,814      $   187         $13,166

-------------------------
(1) The Company was formed in March 1992 and acquired substantially all of the assets and business of the Predecessor on July 31, 1992. No Dividends were declared or paid during any of the periods shown.

(2) Includes current and long-term portions of the debt and capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Historically, the Company has generated a greater proportion of its net sales and profits, and increased working capital needs, in the second and third quarters of each fiscal year as retailers expand frame inventories for increased Christmas and spring holiday demand. This seasonal pattern combined with the effects of new product introductions and the timing of customer orders can cause the Company's results of operations to vary significantly from quarter to quarter.

     The following discussions compare the results of operations of the Company for fiscal 1997 to the results of operations of the Company for fiscal 1996 and the results of operations of the Company for fiscal 1996 to the results of operations of the Company for fiscal 1995.

RESULTS OF OPERATIONS

     The following table shows, for the periods indicated, information derived from the consolidated statements of income of the Company expressed as a percentage of net sales for such periods.

                                                            YEARS ENDED APRIL 30,
                                                        -----------------------------
                                                        1997        1996        1995
                                                        ----        ----        ----
Net sales........................................       100.0%      100.0%      100.0%
Cost of goods sold...............................        74.8        75.5        73.8
                                                        -----       -----       -----
Gross profit.....................................        25.2        24.5        26.2
Operating expenses:
  Selling........................................         5.9         5.9         5.9
  General and administrative.....................         5.5         5.2         5.5
  Amortization of intangibles....................         0.6         0.5         0.6
                                                        -----       -----       -----
Total operating expenses.........................        12.0        11.6        12.0
                                                        -----       -----       -----
Operating income.................................        13.2        12.9        14.2
Other expenses...................................         (.7)        (.7)       (1.0)
                                                        -----       -----       -----
Income before income taxes.......................        12.5        12.2        13.2
Income taxes.....................................         4.8         4.6         4.9
                                                        -----       -----       -----
Net income.......................................         7.7%        7.6%        8.3%
                                                        =====       =====       =====

FISCAL 1997 COMPARED TO FISCAL 1996

     Net Sales. Net sales increased by $6.19 million, or 9.25% for the fiscal year ended April 30, 1997 compared to the fiscal year ended April 30, 1996. Net sales of cork related products of Universal Cork, Inc., acquired April 24, 1996, accounted for this increase.

     Gross Profit. Gross profit increased by $2.00 million, or 12.2% for the fiscal year ended April 30, 1997 as compared to the fiscal year ended April 30, 1996. As a percentage of net sales, gross profit increased from 24.5% to 25.2% for the same period. This increase was primarily due to lessened impact of pricing pressures (resulting in no growth in the core business) and decreased cost of several key raw material components.

     Selling Expenses. Selling and marketing expenses increased by $0.4 million, or 10.5% for the year ended April 30, 1997 as compared to the year ended April 30, 1996. As a percentage of net sales, selling and marketing expenses remained constant.

     General and Administrative Expenses. General and administrative expenses increased by $0.51 million, or 14.4% for the year ended April 30, 1997 as compared to the year ended April 30, 1996. As a percentage of net sales, general and administrative expenses increased from 5.2% for fiscal 1996 to 5.5%. This increase is primarily due to the presence of management bonuses in the year ended April30, 1997 as compared to the year ended April 30, 1996 where no such bonuses were earned and accrued, as well as expenses related to the stockholders value enhancement process.

     Interest Expense. Interest expense as a percentage of net sales remained at 0.7% for the year ended April 30, 1997 as compared to the year ended April 30, 1996. Increased inventories during the fiscal year off set the reduction in the revolving loan from the cash generated by operating activities. The inventory increase was cause by higher required finished goods levels to support increased continuity sales and cork products for Universal Cork.

     Income Taxes. Income taxes increased $.42 million to $3.52 million for the fiscal year ended April 30, 1997 compared to $3.10 million for the fiscal year ended April 30, 1996. The effective income tax rates remained constant at approximately 38%.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net Sales. Net sales increased by $6.38 million, or 10.5% for the fiscal year ended April 30, 1996 compared to the fiscal year ended April 30, 1995. New product sales were approximately 21.0% of the net sales for the year ended April 30, 1996.

     Gross Profit. Gross profit increased by $0.5 million, or 3.2% for the fiscal year ended April 30, 1996 as compared to the fiscal year ended April 30, 1995. As a percentage of net sales, gross profit decreased from 26.2% to 24.5% for the same period. This decrease was primarily due to competitive pricing pressures and increased cost of several key raw material components during a portion of the year.

     Selling Expense. Selling and marketing expenses increased by $0.3 million, or 9.2% for the year ended April 30, 1996 as compared to the year ended April 30, 1995. As a percentage of net sales, selling and marketing remained constant.

     General and Administrative Expenses. General and administrative expenses increased by $0.2 million, or 9.0% for the year ended April 30, 1996 as compared to the year ended April 30, 1995. As a percentage of net sales, general and administrative expenses decreased from 5.5% for fiscal 1995 to 5.2%. This decrease is primarily due to the absence of management bonuses in the year ended April 30, 1996 as compared to the year ended April 30, 1995 where such bonuses were earned and accrued.

     Interest Expense. Interest expense decreased $0.12 million for the year ended April 30, 1996 as compared to the year ended April 30, 1995 as a result of the reduction in the revolving loan from the cash generated by operating activities.

     Income Taxes. Income taxes increased $0.11 million to $3.10 million for the fiscal year ended April 30, 1996 compared to the $2.99 million for the fiscal year ended April 30, 1995. The effective income tax rates remained constant at approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has credit agreements with two banks. The primary credit facility from the first bank provides for borrowings of up to $10.0 million for working capital and $15.0 million for capital expenditures and other corporate purposes and is limited in availability based on inventories, receivables and capital expenditures. Borrowings under the primary facility will bear interest at the lesser of (a) the bank's prime rate less 1.50% to 1.00%, or (b) LIBOR plus 1.50% to 2.00%, with the actual rate being dependent on the level of funded indebtedness of the Company. Borrowings under the primary credit facility are collateralized by inventories, receivables and certain property, plant and equipment and are due in October 1998. The are no compensating balance requirements; the Company pays an annual commitment fee of $20,000 for the lines of credit. In addition, the other new credit agreement provides for a term loan with a second bank in the amount of $5.0 million payable over 60 months. Borrowings under this facility bear interest at LIBOR plus 1.5% and are collateralized by real property consisting of a manufacturing facility located in Greenwood, MS. Both credit agreements set forth certain financial requirements. At April 30, 1997, $10.0 million was available for working capital, $15 million was available for capital expenditures, and $3.9 million was owed on the term loan.

     The Company generated $7.0 million in cash flows from operations in fiscal 1997 which was principally used to purchase $4.8 million of property, plant and equipment and to reduce long-term debt by $2.3 million. Management anticipates that the budgeted capital expenditures will be funded by cash flows from operations and additional borrowings under the primary credit facility.

     The Company's current ratio was 2.9 to 1 at April 30, 1997 and 2.6 to 1 at April 30,1996.

     As previously announced, the Company has retained Bowles Hollowell Conner & Co. to serve as its financial advisor to assist the Company in a review of alternatives to enhance stockholder value. The engagement of Bowles Hollowell is not limited in scope, and a variety of alternatives have been or will be considered, including a possible sale of the Company.

     On May 29, 1997 the Company entered into a non-binding letter of intent with Colonnade Capital, L.L.C. ("Colonnade") which contemplates the acquisition by a new entity to be formed by Colonnade of all of the Company's outstanding common stock for $12.00 per share. The execution of a definitive agreement as contemplated by the letter of intent is subject to various conditions, including Colonnade's obtaining certain financing and completing a due diligence review. There can be no assurance that a definitive agreement for the contemplated acquisition will be reached or, if reached, that the acquisition will be completed. In no event is it expected that the contemplated acquisition would be completed prior to late September, 1997.

ITEM 8. FINANCIAL STATEMENTS.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
National Picture & Frame Company

     We have audited the accompanying consolidated balance sheets of National Picture & Frame Company and subsidiaries (the "Company") as of April 30, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended April 30, 1997. Our audits also included the financial statement schedule listed in the index at Item 14a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, the evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Picture & Frame Company and subsidiaries at April 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken on a whole, presents fairly in all material respects the information set forth therein.

Jackson, Mississippi
June 4, 1997

                          CONSOLIDATED BALANCE SHEETS

                                                                  APRIL 30,
                                                              -----------------
                                                               1996      1997
                                                               ----      ----
                                                                IN THOUSANDS,
                                                              EXCEPT SHARE DATA
Assets:
Current assets
  Cash and cash equivalents.................................  $   243   $   198
  Accounts receivable, less allowance for doubtful accounts
     of $169 at April 30, 1997 and $192 at April 30, 1996
     (Note 4)...............................................   12,464    12,739
  Inventories (Notes 3 and 4)...............................    9,943     7,812
  Prepaid income taxes......................................       --       439
  Other prepaid expenses....................................      977     1,078
  Deferred income taxes (Note 5)............................      333       402
                                                              -------   -------
Total current assets                                           23,960    22,668
Property, plant, and equipment (Note 4):
  Land......................................................       30        30
  Leasehold interest in building and improvements (Note
     8).....................................................    6,704     5,620
  Machinery and equipment...................................   18,571    14,958
                                                              -------   -------
                                                               25,305    20,608
Accumulated depreciation and amortization...................   (6,201)   (4,164)
                                                              -------   -------
                                                               19,104    16,444
Goodwill, net...............................................    9,518     9,752
Other intangibles, net......................................       36       172
                                                              -------   -------
Total assets................................................  $52,618   $49,036
                                                              =======   =======
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable..........................................  $ 4,109   $ 5,363
  Accrued expenses..........................................    2,995     2,028
  Current maturities of long-term debt......................    1,178     1,164
                                                              -------   -------
Total current liabilities...................................    8,282     8,555
Long-term debt, less current maturities (Note 4)............    3,246     5,513
Deferred income taxes.......................................    1,734     1,396
Stockholders' equity:
  Preferred stock, $.01 par value
     Authorized shares -- 5,000,000; Issued and outstanding
      shares -- none........................................       --        --
  Common stock, $.01 par value:
     Authorized shares -- 20,000,000; Issued shares --
      5,007,729 at April 30, 1997 and 5,000,008 at April 30,
      1996; Outstanding shares -- 4,967,659 at April 30,
      1997 and 4,959,938 at April 30, 1996..................       50        50
  Nonvoting common stock, $.01 par value:
     Authorized shares -- 500,000
     Issued and outstanding -- none.........................       --        --
  Additional paid-in-capital................................   21,361    21,235
  Retained earnings.........................................   18,279    12,621
                                                              -------   -------
                                                               39,690    33,906
  Less cost of common stock held in treasury (40,070
     shares)................................................     (334)     (334)
                                                              -------   -------
Total stockholders' equity..................................   39,356    33,572
                                                              -------   -------
Total liabilities and stockholders' equity..................  $52,618   $49,036
                                                              =======   =======

                            See accompanying notes.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 YEARS ENDED APRIL 30,
                                                              ---------------------------
                                                               1997      1996      1995
                                                               ----      ----      ----
                                                                 IN THOUSANDS, EXCEPT
                                                                    PER SHARE DATA
Net sales...................................................  $73,355   $67,169   $60,794
Cost of goods sold..........................................   54,879    50,701    44,837
                                                              -------   -------   -------
                                                               18,476    16,468    15,957
Operating expenses:
  Selling...................................................    4,359     3,944     3,612
  General and administrative................................    3,920     3,459     3,172
  Bad debt expense..........................................       95        50       180
  Amortization of intangibles...............................      432       356       359
                                                              -------   -------   -------
                                                                8,806     7,809     7,323
                                                              -------   -------   -------
Operating income............................................    9,670     8,659     8,634
Other income and expenses:
  Interest expense..........................................     (486)     (497)     (615)
  Other income and expense..................................       (8)        1         1
                                                              -------   -------   -------
                                                                 (494)     (496)     (614)
                                                              -------   -------   -------
Income before income taxes..................................    9,176     8,163     8,020
Income taxes (Note 5).......................................    3,518     3,102     2,992
                                                              -------   -------   -------
Net income..................................................  $ 5,658   $ 5,061   $ 5,028
                                                              =======   =======   =======
Net income per share........................................  $  1.14   $  1.02   $  1.01
                                                              =======   =======   =======

                            See accompanying notes.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              COMMON STOCK
                                                    NONVOTING                                   HELD IN
                              COMMON STOCK        COMMON STOCK      ADDITIONAL                  TREASURY           TOTAL
                           ------------------   -----------------    PAID-IN     RETAINED   ----------------   STOCKHOLDERS'
                            SHARES     AMOUNT    SHARES    AMOUNT    CAPITAL     EARNINGS   SHARES    AMOUNT      EQUITY
                            ------     ------    ------    ------   ----------   --------   ------    ------   -------------
                                                          IN THOUSANDS, EXCEPT FOR SHARE DATA
Balance at May 1, 1994...  4,755,558    $48      244,028    $ 2      $21,232     $ 2,532         --   $  --       $23,814
  Conversion of
    Nonvoting stock to
    common stock.........    122,014      1     (122,014)    (1)          --          --         --      --            --
  Net income for year....         --     --           --     --           --       5,028         --      --         5,028
                           ---------    ---     --------    ---      -------     -------    -------   -----       -------
Balance at April 30,
  1995...................  4,877,572     49      122,014      1       21,232       7,560         --      --        28,842
  Conversion of
    Nonvoting stock to
    common stock.........    122,014      1     (122,014)    (1)          --          --         --      --            --
  Sale of common stock...        422      0           --     --            3          --         --      --             3
  Purchase of
    common stock
    for treasury.........         --     --           --     --           --          --    (40,070)   (334)         (334)
  Net income for year....         --     --           --     --           --       5,061         --      --         5,061
                           ---------    ---     --------    ---      -------     -------    -------   -----       -------
Balance at April 30,
  1996...................  5,000,008     50           --     --       21,235      12,621    (40,070)   (334)       33,572
  Sale of common stock...      7,721     --           --     --          126          --         --      --           126
  Net income for year....         --     --           --     --           --       5,658         --      --         5,658
                           ---------    ---     --------    ---      -------     -------    -------   -----       -------
Balance at April 30,
  1997...................  5,007,729    $50           --    $--      $21,361     $18,279    (40,070)  $(334)      $39,356
                           =========    ===     ========    ===      =======     =======    =======   =====       =======

                            See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED APRIL 30,
                                                                -----------------------------
                                                                 1997       1996       1995
                                                                 ----       ----       ----
                                                                        IN THOUSANDS
OPERATING ACTIVITIES
Net income..................................................    $ 5,658    $ 5,061    $ 5,028
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization...............................      2,150      1,543      1,259
Amortization of intangible costs............................        439        367        359
Provisions for losses on accounts receivable................         95         50        180
Deferred income taxes.......................................        407        377        317
Changes in operating assets and liabilities, net of effects
  from acquisition of Universal Cork in 1996.
  (Increase) decrease in receivables........................        180     (2,896)      (122)
  (Increase) decrease in inventories and prepaid expenses...     (1,591)     1,743     (1,593)
  Increase (decrease) in accounts payable and accrued
     expenses...............................................       (287)     1,009       (684)
                                                                -------    -------    -------
Net cash provided by operating activities...................      7,051      7,254      4,744
INVESTING ACTIVITIES
Purchase of property, plant, and equipment..................     (4,868)    (4,730)    (2,540)
Proceeds from sale of equipment.............................         58         --         --
Acquisition of Universal Cork, Inc., net of cash acquired...         --     (1,951)        --
                                                                -------    -------    -------
Net cash used in investing activities.......................     (4,810)    (6,681)    (2,540)
FINANCING ACTIVITIES
Net change in revolving loans...............................     (1,158)    (5,217)    (1,988)
Long-term debt issued.......................................         --      5,000         --
Purchase of common stock for treasury.......................         --       (334)        --
Principal payments on long-term debt and capital lease
  obligations...............................................     (1,164)      (163)       (94)
Issuance of common stock through Employee Stock
  Discount Purchase Plan and cash compensation foregone by
     participating directors under the Non-employee Director
     Stock Option Plan......................................        126          3         --
                                                                -------    -------    -------
Net cash used in financing activities.......................     (2,196)      (711)    (2,082)
                                                                -------    -------    -------
Increase (decrease) in cash and cash equivalents............         45       (138)       122
Cash and cash equivalents at beginning of year..............        198        336        214
                                                                -------    -------    -------
Cash and cash equivalents at end of year....................    $   243    $   198    $   336
                                                                =======    =======    =======
Non-cash investing and financing activity --
Capital lease obligations incurred for equipment............    $    --    $    --    $   164
Supplemental disclosure of cash flow information
Cash paid during the year for interest......................    $   488    $   542    $   567
                                                                =======    =======    =======
Cash paid during the year for income taxes..................    $ 2,370    $ 2,995    $ 2,272
                                                                =======    =======    =======

                            See accompanying notes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA

1. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The Company's consolidated financial statements include the accounts of National Picture & Frame Company and its wholly owned subsidiaries, NPF Company, and Universal Cork, Inc. ("Universal Cork"). All significant intercompany transactions and accounts have been eliminated in consolidation.

NATURE OF BUSINESS

     The Company designs, manufactures and markets a wide variety of picture frames, framed mirrors, and framed art for sale primarily through major mass merchant retailers. Credit is extended based upon an evaluation of the customer's financial condition, and generally collateral is not required. Sales to one customer and its affiliate accounted for 35%, 38% and 36% of net sales for the years ended April 30, 1997, 1996 and 1995, respectively.

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment is stated at cost. Depreciation is provided by the straight-line method over the estimated useful lives.

REVENUE RECOGNITION

     Revenue is recognized when product is shipped to customers.

GOODWILL

     The excess of the cost of acquisitions over the fair value of the net assets acquired (goodwill) is amortized on a straight-line basis over twenty to forty years. The accumulated amortization of goodwill was $1,161 and $858 at April 30, 1997 and 1996, respectively.

OTHER INTANGIBLE COSTS

     Costs incurred to obtain long-term financing are amortized on a straight-line basis over the term of the related debt. Costs incurred to organize the Company are amortized on a straight-line basis over five years. The accumulated amortization of other intangible costs was $604 and $465 at April 30, 1997 and 1996, respectively.

INCOME TAXES

     Income taxes are accounted for by the Company in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes relate to temporary differences between assets and liabilities recognized differently for financial reporting purposes and for income tax purposes.

STOCK BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to or above the fair value of the shares at the date of the grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and accordingly, recognizes no compensation expense for the stock option grants.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and temporary cash investments approximate their fair values. The carrying amounts of the Company's borrowings under its credit facilities and long-term debt also approximate the fair values based on current rates for similar debt.

NET INCOME PER SHARE

     Net income per share is computed by dividing net income applicable to common stock (net income less dividend requirements for preferred stock of none in fiscal 1997, 1996 and 1995) by the weighted average number of common and common equivalent shares outstanding (4,963,000 shares in 1997, 4,973,000 shares in 1996, and 5,000,000 shares in 1995).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company adopted FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed", in the first fiscal quarter of 1997 which had no effect on the Company's consolidated financial position or results of operation.

     In February 1997, the FASB issued Statement No. 128, "Earning per Share", which is required to be adopted in the third quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of earnings per share is not expected to be material.

2. ACQUISITION OF UNIVERSAL CORK, INC.

     Effective April 24, 1996 the Company through its subsidiary, purchased all of the outstanding stock of Universal Cork for cash of $1,951 and notes payable of $519. The acquisition was accounted for using the purchase method of accounting and resulted in the recording of $1,586 of goodwill which is amortized over a period of twenty years. Prior sales and net income of Universal Cork are considered insignificant for presentation of pro forma financial information.

     Universal Cork manufactures framed cork, dry-erase and black boards as well as other products.

3. INVENTORIES

     Inventories consist of the following:

                                                                 APRIL 30,
                                                              ----------------
                                                               1997      1996
                                                               ----      ----
Raw materials...............................................  $4,933    $3,628
Work-in-progress............................................     764     1,213
Finished goods..............................................   4,246     2,971
                                                              ------    ------
                                                              $9,943    $7,812
                                                              ======    ======

4. CREDIT FACILITIES, LONG-TERM DEBT AND CAPITAL LEASES

     Long-term debt consists of the following:

                                                                 APRIL 30,
                                                              ----------------
                                                               1997      1996
                                                               ----      ----
Revolving loan with bank (weighted average rate of 6.6% at
  April 30, 1996)...........................................  $   --    $1,158
Term loan with bank (weighted average rate of 6.9% at April
  30, 1997 and 6.8% at April 30, 1996)......................   3,917     4,917
Notes payable...............................................     419       450
Capital lease obligations at 9.2% with monthly payments of
  $6 through November 1998..................................      88       152
                                                              ------    ------
                                                               4,424     6,677
Less current maturities.....................................   1,178     1,164
                                                              ------    ------
                                                              $3,246    $5,513
                                                              ======    ======

     The Company has credit agreements with two banks. The primary credit facility from the first bank provides for borrowings of up to $25,000 for working capital, capital expenditures and other corporate purposes and is limited in availability based on inventories, receivables and capital expenditures. Borrowings under the primary facility will bear interest at the lesser of a) the bank's prime rate less 1.50% to 1.00% or b) LIBOR plus 1.50% to 2.00% with the actual rate being dependent on the level of funded indebtedness of the Company. Borrowings under the primary credit facility are secured by inventories, receivables and certain property, plant and equipment and are due in October 1998. There are no compensating balance requirements; the Company pays an annual commitment fee of $20 for the lines of credit. The credit agreement with the second bank provides for a term loan in the amount of $5,000 payable over 60 months. Borrowings under this facility bear interest at LIBOR plus 1.50% and are collateralized by real property consisting of a manufacturing facility located in Greenwood, MS. Both credit agreements set forth certain financial requirements and other covenant requirements.

     On April 24, 1996, the Company issued promissory notes for $450 to the former stockholders of Universal Cork, Inc. in conjunction with the purchase of that company, subject to adjustments in fiscal 1997 based on certain provisions of the stock purchase agreement. The adjustments increased the notes by $69. Interest is paid quarterly at a rate of 6.625% per annum. Principal payments of $100 are payable on the first and second anniversary date of the notes. The remaining balance is payable on the third anniversary.

     The aggregate maturities of long-term debt and capital leases at April 30, 1997, are as follows:

                                                      LONG-TERM   CAPITAL
                                                        DEBT      LEASES    TOTAL
                                                      ---------   -------   -----
1998................................................   $1,100       $78     $1,178
1999................................................    1,319        51      1,370
2000................................................    1,000        --      1,000
2001................................................      917        --        917
                                                       ------       ---     ------
                                                        4,336       129      4,465
Less amounts representing interest..................       --        41         41
                                                       ------       ---     ------
                                                       $4,336       $88     $4,424
                                                       ======       ===     ======

5. INCOME TAXES

     Income tax expense consists of the following:

                                                         YEARS ENDED APRIL 30,
                                                        ------------------------
                                                         1997     1996     1995
                                                         ----     ----     ----
Current:
  Federal.............................................  $2,681   $2,280   $2,290
  State...............................................     430      445      385
                                                        ------   ------   ------
                                                         3,111    2,725    2,675
Deferred:
  Federal.............................................     352      326      260
  State...............................................      55       51       57
                                                        ------   ------   ------
                                                           407      377      317
                                                        ------   ------   ------
                                                        $3,518   $3,102   $2,992
                                                        ======   ======   ======

     The difference between income taxes at the Company's effective income tax rate and income taxes at the statutory federal tax rate are as follows:

                                                         YEARS ENDED APRIL 30,
                                                        ------------------------
                                                         1997     1996     1995
                                                         ----     ----     ----
Statutory federal income taxes........................  $3,120   $2,775   $2,727
Goodwill amortization.................................      26       --       --
State income taxes, net...............................     320      327      292
Other, net............................................      52       --      (27)
                                                        ------   ------   ------
                                                        $3,518   $3,102   $2,992
                                                        ======   ======   ======

     Significant components of the Company's deferred tax assets and the liabilities are as follows:

                                                                 APRIL 30,
                                                              ---------------
                                                               1997     1996
                                                               ----     ----
Deferred tax assets:
  Accounts receivable.......................................  $   65   $   92
  Inventories...............................................     189      198
  Prepaid expenses..........................................     (46)     (46)
  Accrued expenses..........................................     125      158
                                                              ------   ------
                                                              $  333   $  402
                                                              ======   ======
Deferred tax liabilities:
  Property, plant, and equipment............................  $1,050   $  852
  Goodwill..................................................     684      544
                                                              ------   ------
                                                              $1,734   $1,396
                                                              ======   ======

6. EMPLOYEE BENEFIT PLANS

     The Company participates in a multi-employer defined benefit pension plan covering substantially all union employees after two months of service. Included in cost of sales is approximately $163, $93 and $87 of expense for the years ended April 30, 1997, 1996 and 1995 respectively, applicable to this plan.

     Effective August 1, 1992, the Company adopted a defined contribution plan ("the Plan") covering substantially all employees not covered by a collective bargaining agreement. Under the Plan, participants may elect to contribute from 1% to 15% of their compensation, as defined, and the Company may elect to make discretionary contributions. Beginning in December 1995, the Company instituted a matching plan whereby the Company will match up to one-half of each participating employee's elective contribution, up to a maximum amount of five hundred dollars per employee. Benefit expense related to the Plan was $122, $121 and $100 for the years ended April 30, 1997, 1996 and 1995, respectively.

7. STOCK OPTION PLANS

     Under the company's Long-Term Incentive Plan, the Company authorized the granting of options to purchase up to 700,000 shares of the Company's common stock. Options granted under the Long-Term Incentive Plan are generally exercisable at a rate of 20% per year beginning at least one year following the date of the grant, and if not exercised, expire ten years following the grant.

     Under the Company's Non-Employee Directors' Stock Option Plan the Company authorized the granting of up to 125,000 shares. Each non-employee director may elect to receive all or part of their director compensation in options to purchase shares of the Company's common stock equivalent to the cash compensation foregone.

     In fiscal 1997, the Company adopted the provisions required by the recently issued FASB Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation". Statement 123 requires pro forma information regarding net income and earnings per share, and has been determined as if the Company had accounted for its employee stock options and securities described above under the fair value method of that statement. The fair value was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions: volatility factors of .500 for fiscal years 1997 and 1996, weighted-average expected life of options of five years; risk-free interest rate of 6% and no dividend yield.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

Company's employee stock options and non-employee director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The effects of applying Statement 123 for providing pro forma compensation expense are not likely to be representative of the effects on reported net income for future years.

     The pro forma effect of amortizing the estimated fair value of the options granted in fiscal years 1997 and 1996 to expense over the vesting period has no significant impact on reported net income or net income per share in fiscal 1997 and 1996.

     A summary of the Company's stock option activity and related information is as follows:

                                                        1997                                  1996
                                         ----------------------------------    ----------------------------------
                                                              WEIGHTED-                             WEIGHTED-
                                            OPTIONS            AVERAGE            OPTIONS            AVERAGE
                                         (IN THOUSANDS)     EXERCISE PRICE     (IN THOUSANDS)     EXERCISE PRICE
                                         --------------     --------------     --------------     --------------
Outstanding -- beginning of year.....         440               $  10               400               $  11
Granted..............................          78                  10                40                   9
Forfeited............................         (14)                 10                --                  --
                                              ---              ------               ---              ------
Outstanding -- end of year...........         504               $  10               440               $  10
                                              ===              ======               ===              ======
Exercisable at end of year...........         379                                   288
                                              ===                                   ===
Weighted-average fair value of
  options granted during the year....                           $3.29                                 $2.76
                                                               ======                                ======

8. OTHER MATTERS

     The Company leases its principal facilities from a municipality under two capital leases. One lease has a 99 year term expiring in 2046 with annual rentals of six hundred dollars. The Company has 18 years remaining at $1 per year on the second lease. The second lease may be renewed for two additional 20 year periods and one 14 year period for $1 per year. The Company is exempt from municipal property taxes applicable to the above leases.

     In conjunction with the April 24, 1996, acquisition of Universal Cork, the Company affirmed two Universal Cork operating leases covering real property used by Universal Cork in their Cleveland, Ohio operations, which operations have relocated to Greenwood, MS. These two leases require aggregate annual rents of $128 in fiscal years 1997 through 1999 and $60 in fiscal year 2000. Management has negotiated a sub-lease under one of these operating lease agreements and is negotiating a sub-lease agreement on the other.

     In addition, the Company entered into consulting agreements with two former officers of Universal Cork which provided aggregate consulting fees of $125 during fiscal year 1997.

     The Company's leasehold interest in buildings and the related improvements were as follows:

                                                                   APRIL 30,
                                                                ----------------
                                                                 1997      1996
                                                                 ----      ----
Leasehold interest in buildings and improvements............    $6,704    $5,620
Accumulated depreciation and amortization...................      (793)     (537)
                                                                ------    ------
                                                                $5,911    $5,083
                                                                ======    ======

9. SUBSEQUENT EVENT

On May 29, 1997 the Company entered into a non-binding letter of intent with Colonnade Capital, L.L.C. ("Colonnade") which contemplates the acquisition by a new entity to be formed by Colonnade of all of the Company's outstanding common stock for $12.00 per share. The execution of a definitive agreement as contemplated by the letter of intent is subject to various conditions, including Colonnade's obtaining certain financing and completing a due diligence review.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                        FISCAL YEAR 1997
                                                            ----------------------------------------
                                                             FIRST     SECOND      THIRD     FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -------    -------    -------    -------
                                                              IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales...............................................    $14,170    $18,880    $22,360    $17,945
Operating income........................................      1,151      2,457      3,774      2,288
Net income..............................................        642      1,441      2,239      1,336
Net income per share....................................    $  0.13    $  0.29    $  0.45    $  0.27

                                                                        FISCAL YEAR 1996
                                                            ----------------------------------------
                                                             FIRST     SECOND      THIRD     FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -------    -------    -------    -------
                                                              IN THOUSANDS, EXCEPT PER SHARE DATA
Net sales...............................................    $12,832    $17,843    $19,858    $16,636
Operating income........................................        941      2,436      3,514      1,768
Net income..............................................        509      1,428      2,102      1,022
Net income per share....................................    $  0.10    $  0.29    $  0.42    $  0.21

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

     Set forth below is information regarding the directors of the Company.

     PETER B. FOREMAN                                                    AGE: 61

     Mr. Foreman has served as the President of Sirius Corporation, an investment management company, since 1994. Mr. Foreman was a founding partner of Harris Associates, L.P., an investment management company, from 1976 to 1994. Mr. Foreman has served as a director of Eagle Food Centers Inc., a retail food store company, since 1988. Mr. Foreman has served as a director of Glacier Water Services, Inc., a bottled water distribution company, since 1991 and has served as a director of PCA International Inc., a company involved in the photography business, since 1994. Mr. Foreman has been a Director since July 15, 1994.

     ARTHUR L. GOESCHEL                                                  AGE: 75

     Mr. Goeschel is presently retired. Mr. Goeschel served as the Chairman of the Board of Rexene Corporation, a manufacturer of plastic film and plastic resins, from March 1992 until his resignation in 1997. Mr. Goeschel has served as a member of the board of trustees of Laurel Mutual Funds. Mr. Goeschel was formerly the Executive Vice President of Merck & Company, Inc. and President of Calgon Corporation, a Merck corporation subsidiary, and is a member of the Board of Directors of Calgon Corporation, a producer of granular activated carbon. Mr. Goeschel has been a Director since July 15, 1994.

     DANIEL J. HENNESSY                                                  AGE: 39

     Mr. Hennessy has, since August 1988, been a General Partner of CHS Management, the General Partner of Code, Hennessy & Simmons Limited Partnership ("CHS"), a limited partnership engaged in private equity investing, and a principal of Code, Hennessy and Simmons, Inc. ("CHSI"), a company engaged in private equity investing. Mr. Hennessy has served as Chairman of the Board and has been a Director since July 31, 1992.

     JOHN F. LEVY                                                        AGE: 50

     Mr. Levy was the President and Chief Executive Officer of Waban Inc., a retailing company, until May 30, 1993. Mr. Levy is a director of Selfcare, Inc., a public biotechnology company. Mr. Levy has been a Director since July 15, 1994.

     JESSE C. LUXTON                                                     AGE: 54

     Mr. Luxton has been with the Company for 19 years. He has served as the Company's President and Chief Executive Officer since 1987 and prior to that Mr. Luxton served as the Company's General Manager and Vice President of Sales and Marketing. Mr. Luxton has been a Director since July 31, 1992.

     JON S. VESELY                                                       AGE: 31

     Mr. Vesely is a principal of CHSI. Mr. Vesely was an associate of CHS Management from 1991 to 1994 and a managing director of CHSI from 1994 to 1997. Prior to such date, he was a Corporate Finance Officer with First Chicago Corporation. Mr. Vesely has served as a Director since July 31, 1992.

EXECUTIVE OFFICERS

     Set forth below is information regarding the executive officers of the Company.

     JESSE C. LUXTON                                                     AGE: 54

     Mr. Luxton has been with the Company for 19 years. He has spent the past 10 years as the Company's President and Chief Executive Officer and prior to that as General Manager and Vice President of Sales and Marketing.

     M. WESLEY JORDAN, JR.                                               AGE: 48

     Mr. Jordan is the Company's chief financial officer. Mr. Jordan joined the Company as Vice President of Finance on May 8, 1995. Prior to joining the Company, he was the Senior Vice President of Finance and Administration for the Georgia Lottery Corporation for approximately one year. Prior to the Georgia Lottery Corporation, Mr. Jordan was a partner with the accounting firm of Coopers & Lybrand. Mr. Jordan is a Certified Public Accountant in the States of Georgia and Texas.

     BILLY D. MOORE                                                      AGE: 56

     Mr. Moore has worked with the Company for over 23 years in various manufacturing positions. He has served as Vice President of Operations and General Manager since 1989. Prior to joining the Company, Mr. Moore held several manufacturing positions with Baldwin Piano Company.

     RICHARD A. BEATTIE                                                  AGE: 45

     Mr. Beattie has been with the Company for the past 11 years in various sales and marketing positions. He has held his most recent position as Vice President of Sales and Marketing for the past five years. Prior to joining the Company, Mr. Beattie worked with Jack Shine & Associates, a manufacturer's representative organization, for eight years.

     ROBERT T. LITTLEJOHN                                                AGE: 52

     Mr. Littlejohn has been with the Company as Controller for the past 15 years. Prior to joining the company, Mr. Littlejohn worked in several accounting functions with various companies. He is a Certified Public Accountant in the State of Mississippi.

     There are no family relationships among the foregoing persons.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, Directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than ten-percent beneficial owners also are required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form. 5 filings were required, the Company believes that each of its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them during the period from May 1, 1996 through April 30, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following summary compensation table sets forth the components of the compensation of the Company's chief executive officer and the other four executive officers (the "Named Executive Officers") for all services rendered in all capacities for the fiscal years ended April 30, 1997, April 30, 1996 and April 30, 1995.

                                                         ANNUAL COMPENSATION     STOCK        ALL OTHER
                   NAME AND                     FISCAL   --------------------   OPTIONS      COMPENSATION
              PRINCIPAL POSITION                 YEAR     SALARY      BONUS       (#)            (1)
              ------------------                ------    ------      -----     -------      ------------
Jesse C. Luxton...............................   1997     $405,169    $88,166        0         $ 8,429
  President and Chief Executive Officer          1996      385,875     24,473        0          15,910
                                                 1995      367,500    191,500        0          18,093
M. Wesley Jordan, Jr.(2)......................   1997      133,127     18,396        0           7,853
  Vice President Finance and                     1996      124,386      1,700   40,000(3)        1,388
  Chief Financial Officer
Billy D. Moore................................   1997      202,584     36,111        0           8,266
  Vice President of Operations                   1996      192,937      4,400        0           8,609
  and General Manager                            1995      183,750     77,700        0          12,603
Richard A. Beattie............................   1997      202,584     35,861        0           8,241
  Vice President of Sales and Marketing          1996      192,937      4,150        0           8,609
                                                 1995      183,750     77,450        0          11,548
Robert T. Littlejohn..........................   1997      133,127     18,721        0           7,861
  Controller                                     1996      126,787      2,850        0           6,105
                                                 1995      120,750     38,950        0           8,347

-------------------------
(1) The 1995 amounts represent (i) estimated contributions by the Company to the Retirement Plan and (ii) insurance premiums paid by the Company for the benefit of the Named Executive Officers in the following amounts: Mr. Luxton, $15,208 and $2,885, respectively; Mr. Moore, $10,883 and $1,720, respectively; Mr. Beattie, $10,712 and $836, respectively and Mr. Littlejohn, $7,070 and $1,277, respectively. The 1996 amounts represent (i) contributions by the Company to the Retirement Plan and (ii) insurance premiums paid by the Company for the benefit of the Named Executive Officers in the following amounts: Mr. Luxton, $13,301 and $2,609, respectively; Mr. Moore, $6,901 and $1,708 respectively; Mr. Beattie, $6,911 and $1,698, respectively, Mr. Littlejohn, $4,706 and $1,399, respectively; and Mr. Jordan, $0 and $1,388 respectively. The 1997 amounts represent (i) estimated contributions by the Company to the Retirement Plan and (ii) insurance premiums paid by the Company for the benefit of the Named Executive Officers, in the following amounts: Mr. Luxton, $4,316 and $4,113, respectively; Mr. Moore, $4,316 and $3,950, respectively; Mr. Beattie, $4,316 and $3,925, respectively; Mr. Littlejohn, $3,964 and $3,897, respectively, and Mr. Jordan, $3,956 and $3,897, respectively.

(2) Mr. Jordan became an Officer of the Company on May 8, 1995.

(3) Stock Options subject to five year vesting.

OPTION GRANTS IN LAST FISCAL YEAR

     There were no option grants made to any of the named executive officers during the last fiscal year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

                                                                                          VALUE OF UNEXERCISED
                                                                         NUMBER OF            IN-THE-MONEY
                                                                    UNEXERCISED OPTIONS    OPTIONS AT FISCAL
                                                                    AT FISCAL YEAR END        YEAR END ($)
                                 SHARES ACQUIRED   VALUE REALIZED    (#) EXERCISABLE/         EXERCISABLE/
             NAME                ON EXERCISE(1)        ($)(1)        UNEXERCISABLE(1)       UNEXERCISABLE(1)
             ----                ---------------   --------------   -------------------   --------------------
Jesse C. Luxton................        -0-              -0-           139,000/25,000                   0/0
M. Wesley Jordan, Jr...........        -0-              -0-            10,000/30,000               3,750/11,250
Billy D. Moore.................        -0-              -0-            61,000/10,000                   0/0
Richard A. Beattie.............        -0-              -0-            57,000/10,000                   0/0
Robert Littlejohn..............        -0-              -0-            41,000/7,000                    0/0

-------------------------
(1) No options were exercised by the Named Executive Officers during the last fiscal year. As of the end of the fiscal year, none of the options held by the Named Executive Officers (other than Mr. Jordan) was in-the-money. As of the end of the fiscal year, all of the options held by Mr. Jordan were in-the-money.

LONG TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

     There were no long term incentive plan awards made to any of the named executives during the fiscal year.

EMPLOYMENT AGREEMENTS

     Each of the Named Executive Officers other than Mr. Jordan is party to an employment agreement with the Company dated as of April 30, 1993 (the "Employment Agreements"). The Employment Agreements establish base salaries for Messrs. Luxton, Moore, Beattie and Littlejohn at $350,000, $175,000, $175,000 and $115,000, respectively, for fiscal year 1994, subject to 5% annual increases and further increases at the discretion of the Board of Directors. The Employment Agreements provide, in part, for the payment of annual cash incentive bonuses. Annual cash incentive bonuses begin to accrue once EBIT growth reaches 10% and fully vest once EBIT growth of 20% is achieved. The maximum annual cash bonuses (as a percentage of base salary) for Messrs. Luxton, Moore, Beattie and Littlejohn are 50%, 40%, 40% and 30%, respectively. A 5% increase in Mr. Jordan's fiscal year 1996 salary of $126,787.50 for fiscal year 1997 was negotiated at the time Mr. Jordan became Chief Financial Officer of the Company. The Company also intends that Mr. Jordan will receive annual cash incentive bonus payments not to exceed 30% of Mr. Jordan's base salary, determined according to the formula applied in calculating annual bonus payments for the other Named Executive Officers. In addition to the foregoing, each Named Executive Officer is entitled to receive a holiday bonus in accordance with the Company's holiday bonus program. Holiday bonuses for fiscal year 1997 were $23,275 for the Named Executive Officers in the aggregate, which amounts are included in the summary compensation table above.

     The Employment Agreements expire on October 31, 1997. The Employment Agreements provide that in the event an executive's employment is terminated without "good cause" (as defined), he will receive severance payments equal to his base salary for one year following the date of termination. In addition, the agreements provide for a one year noncompetition period following the date of termination.

     Each of the Named Executive Officers entered into a "Letter Agreement" with the Company dated as of November 7, 1996, which Letter Agreement provides (a) for severance benefits in the event the Company undergoes a change of control, as defined, prior to April 30, 1997, (b) that cash incentive bonuses would be paid at their maximum levels in the event a change of control occurs prior to April 30, 1997, irrespective of the actual performance of the Company and (c) that in the event there was no change in control prior to April 30, 1997, the Named Executive Officers would earn the greater of i) 33 1/3% of their maximum potential bonuses, irrespective of the Company's performance, or ii) actual bonuses as provided for in the employment agreements dated April 30, 1993 in the case of Messrs. Luxton, Moore, Littlejohn and Beattie and in the employment understanding in the case of Mr. Jordan.

     Each of the Named Executive Officers entered into a revised "Letter Agreement" with the Company as of April 30, 1997, which revised Letter Agreement
(a) extends the severance benefit provisions of the November 6, 1997 Letter Agreements until October 31, 1997, and (b) provides for the payment of the balance of cash incentive bonuses that would have been earned in the event of a change of control had occurred prior to April 30, 1997, less the amounts either guaranteed (at 33 1/3% of the maximum potential cash incentive bonus) or earned for the fiscal year ended April 30, 1997 if there is a change of control of the Company on or before October 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following information with respect to the outstanding shares of Common Stock beneficially owned by each Director and nominee for Director, the chief executive officer and the four other executive officers, and the Directors and executive officers as a group and all beneficial owners of more than five percent of the Common Stock is furnished as of July 18, 1997.

                                                                BENEFICIAL OWNERSHIP(1)
                                                                -----------------------
                                                                NUMBER OF    PERCENT OF
                            NAME                                SHARES(2)     CLASS(2)
                            ----                                ---------    ----------
Code, Hennessy & Simmons Limited Partnership(3).............    1,581,625      31.57%
Andrew W. Code(4)(5)........................................    1,582,025      31.58%
Daniel J. Hennessy(4)(6)....................................    1,582,925      31.59%
Brian P. Simmons(4).........................................    1,585,125      31.64%
Hesperus Partners, Ltd.(7)..................................      317,655       6.34%
Peter B. Foreman(7)(8)......................................      317,655       6.34%
White Dwarf Partners, L.P.(9)...............................      279,845       5.59%
Frank C. Meyer(9)...........................................      279,845       5.59%
Arthur L. Goeschell(8)......................................       15,950           *
John F. Levy(8).............................................       10,950           *
Jesse C. Luxton(10).........................................      468,795       9.36%
M. Wesley Jordan(11)........................................       10,992           *
Billy D Moore(12)...........................................      218,868       4.37%
Richard A. Beattie(13)......................................      114,165       2.28%
Robert T. Littlejohn(14)....................................       90,745       1.81%
Jon S. Vesely(15)...........................................        1,751           *
All executive officers and directors as a group (ten
  persons)..................................................    2,832,796      52.93%

-------------------------
 (1) "Beneficial owner" means generally any person who, directly or indirectly, has or shares voting power or investment power with respect to a security. All information with respect to the beneficial ownership of any stockholder has been furnished by such stockholder or is based on reports filed with the SEC by or on behalf of such stockholder. The Company believes that, except as otherwise indicated, each stockholder has sole voting and investment power with respect to shares listed as beneficially owned by such stockholder.

 (2) Based on 5,010,271 shares of Common Stock outstanding as of July 18, 1997 plus, determined with respect to any person, the number of shares of Common Stock issuable upon exercise of any options held by such person as of July 18, 1997. Percentages less than 1.0% are denoted by an asterisk.

 (3) The business address of Code, Hennessy & Simmons Limited Partnership ("CHS") is 10 South Wacker Drive, Suite 3175, Chicago, IL 60606.

 (4) 1,581,625 of such shares of Common Stock are held of record by CHS and Messrs. Code, Hennessy and Simmons. Such persons are general partners of the general partner of CHS and share investment and voting power with respect to its securities held by CHS. Each of Messrs. Code, Hennessy and Simmons disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The business address of each such person is c/o CHS, 10 South Wacker Drive, Suite 3175, Chicago, IL 60606.

 (5) 400 of such shares of Common Stock are held by Mr. Code as custodian for minor children under the Uniform Gifts to Minors Act.

 (6) 800 of such shares of Common Stock are held by Mr. Hennessy as custodian for minor children under the Uniform Gifts to Minors Act.

 (7) All of such shares are held by Hesperus Partners, Ltd., an Illinois limited partnership. Mr. Foreman controls the general partner of the general partner of Hesperus and possesses investment and voting power with respect to securities held by Hesperus. The business address of each of Hesperus Partners, Ltd. and Mr. Foreman is 225 W. Washington Street, Suite 1650, Chicago, IL 60606. The foregoing is based solely on information contained in a Schedule 13D dated April 30, 1997.

 (8) Share amount includes exercisable options for 10,950 shares of the Common Stock granted to each Non-Employee Director participating in the Director Plan.

 (9) All of such shares are held by White Dwarf Partners, L.P., a Delaware limited partnership. Mr. Meyer controls the general partner of White Dwarf and possesses investment and voting power with respect to the securities held by White Dwarf. The business address of each of White Dwarf and Mr. Meyer is 225 W. Washington Street, Suite 1650, Chicago, Illinois 60606. The foregoing is based solely on information contained in a Schedule 13D dated April 30, 1997.

(10) The business address of Mr. Luxton is c/o National Picture & Frame Company, 702 Highway 82 West, Greenwood, MS 38930. Share amount shown includes exercisable options for 139,000 shares of the Common Stock granted to Mr. Luxton under the Company's Long Term Incentive Plan.

(11) Share amounts for Mr. Jordan includes exercisable options for 10,000 shares of the Common Stock granted to Mr. Jordan under the Company's Long Term Incentive Plan.

(12) Share amount shown includes exercisable options for 61,000 shares of the Common Stock granted to Mr. Moore under the Company's Long Term Incentive Plan.

(13) Share amount shown includes exercisable options for 58,000 shares of the Common Stock granted to Mr. Beattie under the Company's Long Term Incentive Plan.

(14) Share amount shown includes exercisable option for 41,000 shares of the Common Stock granted to Mr. Littlejohn under the Company's Long Term Incentive Plan.

(15) Mr. Vesely is an employee of Code, Hennessy & Simmons, Inc., an affiliate of CHS, but does not share investment or voting discretion with respect to the securities held by CHS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS WITH DIRECTORS AND MANAGEMENT

     The Company currently does business with Direct Connection Travel, a company in which Mr. Luxton and his wife each have a 25% interest. During fiscal 1997, the Company made payments to Direct Connection Travel totaling approximately $169,877. The Company believes that the terms of such arrangement are substantially comparable to those available with other travel agencies.

     The Company currently does business with Butch Chamblee, DBA Disposal Service, a company wholly-owned by Mr. Butch Chamblee who is the brother-in-law of Mr. Moore. During fiscal 1997, the Company made payments to Disposal Service totaling approximately $78,150. The Company made certain of those payments pursuant to a contract for solid waste removal which was negotiated based on a competitive bidding process involving Disposal Service and other third parties. The Company believes that the terms of such arrangements are substantially comparable to those available with other solid waste management companies.

VOTING AGREEMENT

     The Company and certain stockholders, including CHS and Messrs. Luxton, Vesely, Moore, Beattie and Littlejohn, which in the aggregate own approximately 49% of all outstanding shares of the Common Stock, are parties to a Voting Agreement that provides for, among other things, voting with respect to the election of Directors. CHS is entitled to designate three Directors and Mr. Luxton is entitled to be designated as a

Director for so long as he is the Chief Executive Officer, after which time his successor would be designated. The remaining Directors are to be independent Directors, unaffiliated with CHS. The agreement automatically terminates at such time when CHS ceases to hold at least ten percent of the Common Stock.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of the Annual Report:

          1. Financial Statements:

             Consolidated Balance Sheets of the Company at April 30, 1997 and April 30, 1996

             Consolidated Statements of Income of the Company for the years ended April 30, 1997, April 30, 1996 and April 30, 1995

             Consolidated Statements of Changes in Stockholders' Equity of the Company for the years ended April 30, 1997, April 30, 1996 and April 30, 1995

             Consolidated Statements of Cash Flows of the Company for the years ended April 30, 1997, April 30, 1996 and April 30, 1995

             Notes to Consolidated Financial Statements

             Report of Ernst & Young LLP, Independent Auditors

          2. Financial Statement Schedule:

               Financial Statement Schedule of the Company for the years ended April 30, 1997, April 30, 1996 and April 1995.

            II. Valuation and Qualifying Accounts

        All other financial statement schedules have been omitted because they are inapplicable or the required information is included or incorporated by reference elsewhere herein.

        3. Exhibits:

         2.1 Stock Purchase Agreement dated as of April 24, 1996 by and among Universal Cork, Inc., the Stockholders of Universal Cork, Inc. and NPF Company (incorporated by reference to
               Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996).
         3.1 Form of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1, Registration No. 33-67354 (the "Registration Statement")).
         3.2 Form of By-Laws (incorporated by reference from Exhibit 3.2 of the Registration Statement).
         4.1 Form of certificate representing shares of Common Stock, $0.01 par value per share (incorporated by reference from Section 4.1 of the Registration Statement).
         4.2 Registration Agreement among the Company and certain stockholders dated July 31, 1992 (incorporated by reference from Section 10.1 of the Registration Statement (the "Registration Agreement")).
         4.3 Amendment No. 1 to the Registration Agreement, dated October 13, 1993 (incorporated by reference from Exhibit 4.3 of the Company's 1994 Report on Form 10-K (the "1994 10-K")).

        10.1 National Picture & Frame Company Amended and Restated Long Term Incentive Plan (incorporated by reference from Exhibit
               10.1 of the Company's 1995 Report on Form 10-K).*
        10.2 Employment Agreement, dated as of April 30, 1993 by and between the Company and Jesse Luxton (incorporated by reference from Exhibit 10.29 of the Registration Statement).*
        10.3 Employment Agreement, dated as of April 30, 1993 by and between the Company and Richard Beattie (incorporated by reference from Exhibit 10.30 of the Registration Statement).*
        10.4 Employment Agreement, dated as of April 30, 1993 by and between the Company and Billy Moore (incorporated by reference from Exhibit 10.31 of the Registration Statement).*
        10.5 Employment Agreement, dated as of April 30, 1993 by and between the Company and Robert Littlejohn (incorporated by reference from Exhibit 10.32 of the Registration Statement).*
        10.6 National Picture & Frame Co. Employee Retirement Plan (incorporated by reference from Exhibit 10.33 of the Registration Statement).
        10.7 National Picture & Frame Company Employee Stock Discount Purchase Plan (incorporated by reference from Exhibit 10.7 of the Company's 1995 Report on Form 10-K).
        10.8 Articles of Agreement between the Company the Southern Council of Industrial Workers and United Brotherhood of Carpenters and Joiners of America (incorporated by reference from Exhibit 10.7 of the 1994 10-K).
        10.9 National Picture & Frame Company Non-Employee Director Stock Option Plan.*
        10.10 Loan Agreement dated as of February 16, 1996 by and among the Company, NPF Company and Deposit Guaranty National Bank.
        10.11 Loan Agreement dated as of February 16, 1996, by and among the Company, NPF Company and NationsBank of Tennessee, N.A.
        10.12 Consulting Agreement dated as of April 24, 1996 by and between NPF Company and G. Harold Goodwin.*
        10.13 Consulting Agreement dated as of April 24, 1996 by and between NPF Company and Cynthia S. Goodwin.*
        10.14 Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and Jesse C. Luxton.*
        10.15 Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and Billy D. Moore.*
        10.16 Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and Richard A. Beattie.*
        10.17 Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and Robert T. Littlejohn.*
        10.18 Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and M. Wesley Jordan, Jr.*
        21.1   Subsidiaries of the Company.
        23.1   Consent of Ernst & Young LLP.
        27.1   Financial Data Schedule.

     (b) None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on
its behalf by the undersigned, thereunto duly authorized on August   , 1997.

                                          NATIONAL PICTURE & FRAME COMPANY

                                          By
                                            ------------------------------------
                                                 Jesse C. Luxton, President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
registrant in the capacities indicated on August   , 1997.

                 SIGNATURE                                     CAPACITY
                 ---------                                     --------
                                                Chief Executive Officer, President and
--------------------------------------------    Director
              Jesse C. Luxton                   (Principal Executive Officer)

                                                Chief Financial Officer (Principal Financial
--------------------------------------------    Officer and Principal Accounting Officer)
           M. Wesley Jordan, Jr.

                                                Chairman of the Board
--------------------------------------------
             Daniel J. Hennessy

                                                Director
--------------------------------------------
              Peter B. Foreman

                                                Director
--------------------------------------------
             Arthur L. Goeschel

                                                Director
--------------------------------------------
                John F. Levy

                                                Director
--------------------------------------------
               Jon S. Vesely


                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------

 2.1 Stock Purchase Agreement dated as of April 24, 1996 by and among Universal Cork, Inc., the Stockholders of Universal
          Cork, Inc. and NPF Company (incorporated by reference to
          Exhibit 2.1 to the Company's Annual Report on Form 10-K for the fiscal year ended April 30, 1996).
 3.1 Form of Certificate of Incorporation (incorporated by reference from Exhibit 3.1 of the Company's Registration
          Statement on Form S-1, Registration No. 33-67354 (the
          "Registration Statement")).
 3.2 Form of By-Laws (incorporated by reference from Exhibit 3.2 of the Registration Statement).
 4.1 Form of certificate representing shares of Common Stock, $0.01 par value per share (incorporated by reference from Section 4.1 of the Registration Statement).
 4.2 Registration Agreement among the Company and certain stockholders dated July 31, 1992 (incorporated by reference from Section 10.1 of the Registration Statement (the
          "Registration Agreement")).
 4.3      Amendment No. 1 to the Registration Agreement, dated October
          13, 1993 (incorporated by reference from Exhibit 4.3 of the Company's 1994 Report on Form 10-K (the "1994 10-K")).
10.1      National Picture & Frame Company Amended and Restated Long
          Term Incentive Plan (incorporated by reference from Exhibit
          10.1 of the Company's 1995 Report on Form 10-K)*.
10.2 Employment Agreement, dated as of April 30, 1993 by and between the Company and Jesse Luxton (incorporated by reference from Exhibit 10.29 of the Registration
          Statement).*
10.3 Employment Agreement, dated as of April 30, 1993 by and between the Company and Richard Beattie (incorporated by reference from Exhibit 10.30 of the Registration
          Statement).*
10.4 Employment Agreement, dated as of April 30, 1993 by and between the Company and Billy Moore (incorporated by reference from Exhibit 10.31 of the Registration
          Statement).*
10.5 Employment Agreement, dated as of April 30, 1993 by and between the Company and Robert Littlejohn (incorporated by reference from Exhibit 10.32 of the Registration
          Statement).*
10.6      National Picture & Frame Co. Employee Retirement Plan
          (incorporated by reference from Exhibit 10.33 of the Registration Statement).
10.7      National Picture & Frame Company Employee Stock Discount
          Purchase Plan (incorporated by reference from Exhibit 10.7 of the Company's 1995 Report on Form 10-K).
10.8      Articles of Agreement between the Company the Southern
          Council of Industrial Workers and United Brotherhood of
          Carpenters and Joiners of America (incorporated by reference from Exhibit 10.7 of the 1994 10-K).
10.9      National Picture & Frame Company Non-Employee Director Stock
          Option Plan.*
10.10 Loan Agreement dated as of February 16, 1996 by and among the Company, NPF Company and Deposit Guaranty National Bank.
10.11 Loan Agreement dated as of February 16, 1996, by and among the Company, NPF Company and NationsBank of Tennessee, N.A.
10.12 Consulting Agreement dated as of April 24, 1996 by and between NPF Company and G. Harold Goodwin.*
10.13 Consulting Agreement dated as of April 24, 1996 by and between NPF Company and Cynthia S. Goodwin.*
10.14 Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and Jesse C. Luxton.*

EXHIBIT
NUMBER                              EXHIBIT
-------                             -------
10.15     Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and Billy D. Moore.*
10.16     Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and Richard A. Beattie.*
10.17     Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and Robert T. Littlejohn.*
10.18     Letter Agreements dated November 7, 1996 and April 30, 1997 between the Company and M. Wesley Jordan, Jr.*
21.1      Subsidiaries of the Company.
23.1      Consent of Ernst & Young LLP.
27.1      Financial Data Schedule.

-------------------------
* Management contract or compensatory plan or arrangement.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Schedules of the Company for the years ended April 30, 1997,
  1996 and 1995.
  II. Valuation and Qualifying Accounts.....................   35

     All other financial statement schedules have been omitted because they are inapplicable or the required information is included or incorporated by reference elsewhere herein.

                        NATIONAL PICTURE & FRAME COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                          YEARS ENDED APRIL 30, 1997, 1996 AND 1995
                                                       ------------------------------------------------
                                                       BALANCE AT   CHARGED TO   WRITE-OFF   BALANCE AT
                                                       BEGINNING     COST AND       OF         END OF
                                                       OF PERIOD     EXPENSE     ACCOUNTS      PERIOD
                                                       ----------   ----------   ---------   ----------
                                                                        (IN THOUSANDS)
Year ended April 30, 1997:
  Allowance for doubtful accounts....................     $192         $ 95        $118         $169
                                                          ====         ====        ====         ====
Year ended April 30, 1996:
  Allowance for doubtful accounts....................     $161         $ 50        $ 19         $192
                                                          ====         ====        ====         ====
Year ended April 30, 1995:
  Allowance for doubtful accounts....................     $145         $180        $164         $161
                                                          ====         ====        ====         ====