Form 10-K405/A
period 1997-04-30
NATIONAL PICTURE & FRAME CO
filed 1997-08-13
CIK 910617

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------


                                 AMENDMENT NO.1


                                       TO


                                  FORM 10-K/A


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


     The aggregate market value of voting stock held by non-affiliates of the registrant as of July 18, 1997 was approximately $26,553,586.



     As of July 18, 1997, the Registrant had 4,970,201 shares of Common Stock outstanding.


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

     (b) None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 1997.


                                          NATIONAL PICTURE & FRAME COMPANY


                                          By       /s/ JESSE C. LUXTON


                                            ------------------------------------
                                                 Jesse C. Luxton, President
                                                and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 13, 1997.



                 SIGNATURE                                        CAPACITY
                 ---------                                        --------

            /s/ JESSE C. LUXTON                 Chief Executive Officer, President and
--------------------------------------------    Director
              Jesse C. Luxton                   (Principal Executive Officer)

         /s/ M. WESLEY JORDAN, JR.              Chief Financial Officer (Principal Financial
--------------------------------------------    Officer and Principal Accounting Officer)
           M. Wesley Jordan, Jr.

           /s/ DANIEL J. HENNESSY               Chairman of the Board
--------------------------------------------
             Daniel J. Hennessy

            /s/ PETER B. FOREMAN                Director
--------------------------------------------
              Peter B. Foreman

           /s/ ARTHUR L. GOESCHEL               Director
--------------------------------------------
             Arthur L. Goeschel

              /s/ JOHN F. LEVY                  Director
--------------------------------------------
                John F. Levy

             /s/ JON S. VESELY                  Director
--------------------------------------------
               Jon S. Vesely


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