Form 10-Q
period 1997-07-31
NATIONAL PICTURE & FRAME CO
filed 1997-09-11
CIK 910617

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549


                                  FORM 10-Q


                                  (MARK ONE)


(x) Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Period Ended July 31, 1997

Commission file number 0-22502


                       National Picture & Frame Company
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                       36-3832862
--------------------------------------------      ------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

           702 Highway 82 West
              Greenwood, MS                                    38930
--------------------------------------------      ------------------------------
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


Common Stock, $.01 Par Value - 4,972,686 shares as of September 8, 1997

                       NATIONAL PICTURE & FRAME COMPANY

                                    INDEX



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

     Condensed consolidated balance sheets ---July 31, 1997 and April 30, 1997

     Condensed consolidated statements of income --- three months ended July 31, 1997 and 1996
     Condensed consolidated statements of cash flows---three months ended July 31, 1997 and 1996

     Notes to condensed consolidated financial statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION
                       NATIONAL PICTURE & FRAME COMPANY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      JULY 31,                  APRIL 30,
                                                                                        1997                      1997
                                                                                   --------------------------------------
                                                                                      (Unaudited)               (Note)
                                                                                    (In Thousands, except for share data)
ASSETS
Current assets
 Cash and cash equivalents                                                             $   954                   $   243
 Accounts receivable, net                                                                8,831                    12,464
 Inventories (Note 2)                                                                   11,690                     9,943
 Other current assets                                                                    1,510                     1,310
                                                                                   --------------------------------------
Total current assets                                                                    22,985                    23,960

Property, plant and equipment                                                           25,754                    25,305
Accumulated depreciation                                                                (6,812)                   (6,201)
                                                                                   --------------------------------------
                                                                                        18,942                    19,104
Other assets
 Goodwill, net                                                                           9,443                     9,518
 Other intangibles, net                                                                      8                        36
                                                                                   --------------------------------------
Total assets                                                                           $51,378                   $52,618
                                                                                   ======================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable                                                                      $ 3,347                   $ 4,109
 Accrued expenses                                                                        2,114                     2,995
 Current maturities of long-term debt                                                    1,178                     1,178
                                                                                   --------------------------------------
Total current liabilities                                                                6,639                     8,282

Long-term debt, less current maturities                                                  2,896                     3,246
Deferred income taxes                                                                    1,729                     1,734

Stockholders' equity:
 Preferred stock, $.01 par value:
  Authorized shares - 5,000,000
  Issued and outstanding share - None
 Common stock, $.01 par value:
  Authorized shares - 20,000,000
  Issued shares - 5,010,271 at July 31,1997 and 5,007,729 at April 30, 1997;
  Outstanding shares - 4,970,201 at July 31, 1997 and 4,967,659 at April 30, 1997           50                        50
 Nonvoting common stock, $.01 par value:
  Authorized shares - 500,000
  Issued and outstanding shares - None                                                     ---                        --
 Additional paid-in capital                                                             21,381                    21,361
 Retained earnings                                                                      19,017                    18,279
                                                                                   --------------------------------------
                                                                                        40,448                    39,690
 Less cost of stock held in Treasury                                                      (334)                     (334)
                                                                                   --------------------------------------
Total stockholders' equity                                                              40,114                    39,356
                                                                                   --------------------------------------
Total liabilities and stockholders' equity                                             $51,378                   $52,618
                                                                                   ======================================

Note: The condensed consolidated balance sheet at April 30, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes

                       NATIONAL PICTURE & FRAME COMPANY

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME



                                             THREE MONTHS
                                                 ENDED
                                               JULY 31,
                                       ---------------------------
                                       1997                1996
                                       ---------------------------
                                              (Unaudited)
                                        (In Thousands except for
                                             per share data)
Net sales                              $14,032             $14,170
Cost of goods sold                      10,701              10,878
                                       ---------------------------
                                         3,331               3,292

Operating expenses
 Selling                                 1,040                 901
 General and administrative                907               1,132
 Amortization of intangibles                96                 108
                                       ---------------------------
                                         2,043               2,141
                                       ---------------------------
Operating income                         1,288               1,151
Interest expense                           (96)               (118)
                                       ---------------------------
Income before income taxes               1,192               1,033
Income taxes                               454                 391
                                       ---------------------------
Net income                             $   738             $   642
                                       ===========================
Net income per share                   $  0.15             $  0.13
                                       ===========================
Weighted average shares outstanding      4,969               4,961
                                       ===========================


See accompanying notes.

                       NATIONAL PICTURE & FRAME COMPANY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          THREE MONTHS
                                                             ENDED
                                                            JULY 31,
                                                   ----------------------------
                                                       1997               1996
                                                   ----------------------------
                                                           (Unaudited)
                                                         (In Thousands)
OPERATING ACTIVITIES
  Net income                                         $  738              $  642
  Depreciation and amortization                         714                 579
  Changes in operating assets and liabilities            38               1,101
                                                   ----------------------------
                                                      1,490               2,322
INVESTING ACTIVITIES
  Purchase of property, plant and equipment            (449)             (1,256)

FINANCING ACTIVITIES
  Net change in revolving loans                          --                (723)
  Principal payments on long-term debt and
     capital lease obligations                         (350)               (265)
  Issuance  of common stock through Employee
     Stock Discount Purchase Plan                        20                  11
                                                   ----------------------------
                                                       (330)               (977)
                                                   ----------------------------
Increase in cash and cash equivalents                   711                  89
Cash and cash equivalents at beginning of year          243                 198
                                                   ----------------------------
Cash and cash equivalents at end of period           $  954              $  287
                                                   ============================



See accompanying notes.

                       National Picture & Frame Company
       Notes to Condensed Consolidated Financial Statements (unaudited)
                                July 31, 1997

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the National Picture & Frame Company and subsidiary's annual report on Form 10-K for the year ended April 30, 1997.

2. INVENTORIES

Inventories consist of the following:

                                           JULY 31    APRIL 30
                                            1997        1997
                                         ----------------------
                                             (In thousands)
                   Raw materials           $ 5,660      $ 4,933
                   Work-in-process             967          764
                   Finished goods            5,063        4,246
                                         ----------------------
                                           $11,690      $ 9,943
                                         ======================

3. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the FASB issued Statement No. 128, "Earnings per Share", which is required to be adopted in the third quarter of fiscal 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for cqlculating earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of earnings per share is not expected to be material.

4. SUBSEQUENT EVENTS

On September 5, 1997, the Company and Colonnade Capital, L.L.C. ("Colonnade") announced that they had entered into a definitive merger agreement. The agreement calls for Colonnade to cause NPF Acquisition Corporation ("NPF"), a newly formed company, to acquire all the issued and outstanding common stock of the Company. Under terms of the accord, NPF will commence a cash tender offer for all of the outstanding shares of the Company for $12.00 per share. Completion of the transaction is subject to various conditions and the tender of not less than 90% of the Company's shares

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations

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

The following discussion and analysis compares the results of operations of the Company for the three months ended July 31, 1997 to the three months ended July 31, 1996.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, information derived from the condensed consolidated statements of income of the Company expressed as a percentage of net sales for such periods.


                                            AS A PERCENTAGE OF NET SALES
                                          --------------------------------
                                                     THREE MONTHS
                                                         ENDED
                                                        JULY 31,
                                             1997                   1996
                                          --------------------------------
                                                    (unaudited)
      Net sales                             100.0%                  100.0%
      Cost of goods sold                     76.3                    76.8
                                          --------------------------------
      Gross profit                           23.7                    23.2

      Operating expenses
       Selling                                7.4                     6.3
       General and administrative             6.4                     8.0
       Amortization of intangibles             .7                      .8
                                          --------------------------------
      Total operating expenses               14.5                    15.1
                                          --------------------------------
      Operating income                        9.2                     8.1

      Interest expense                       (0.7)                   (0.8)
                                          --------------------------------
      Income before income taxes              8.5                     7.3

      Income taxes                            3.2                     2.8
                                          --------------------------------
      Net income                              5.3%                    4.5%
                                          ================================

Net Sales. Net sales decreased by $0.14 million, or 1.0% for the three months ended July 31, 1997 compared to the three months ended July 31, 1996. Discontinuance of several low margin items contributed to this decrease.

Gross Profit. Gross profit increased by $0.04 million, or 1.2%, for the three months ended July 31, 1997 compared to the three months ended July 31, 1996, and as a percentage of net sales, increased from 23.2% to 23.7% for the same periods. This increase was primarily due to product mix and the discontinuance of certain low margin items.

Selling Expenses. Selling and marketing expenses increased by $0.14 million or 15.4% for the three months ended July 31, 1997 compared to the three months ended July 31, 1996 and as a percentage of net sales, increased 1.1% to 7.4%.

General and Administrative Expenses.   General and administrative expenses
decreased by $0.23 million, or 19.9%, for the three months ended July 31, 1997 compared to the three months ended July 31, 1996 and as a percentage of net sales decreased from 8.04% to 6.4% for the same periods. Several quarter specific charges relating to shareholder communications and corporate filings (which were included in fiscal 1997 but not in fiscal 1998) accounted for the decrease.

Interest Expense. Interest expense decreased $0.01 million for the three months ended July 31, 1997 compared to the three months ended July 31, 1996 as a result of decreased level of borrowed funds.

Income Taxes. Income taxes increased from $0.39 million for the three months ended July 31, 1996 to $.45 million for the three months ended July 31, 1997. The effective income tax rates for the periods are approximately the same at 38% for the two periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operations were $1.5 million for the three month period ended July 31,1997 as compared to $2.3 million for the three months ended July 31,1996. Cash flows were used to purchase $0.45 million of property, plant and equipment during the three months ended July 31, 1997, and $1.26 million in the same period last year. Cash used for reduction of debt was $0.35 million for the three months ended July 31,1997 as compared to $0.99 million for the three months ended July 31,1996.

The Company has credit agreements with two banks. The primary credit facility from the first bank provides borrowings up to $25 million for working capital, capital expenditures and other corporate purposes and is limited in availability based on inventories, receivables and capital expenditures. Borrowings under the primary facility bears interest at the lower of the bank's prime rate less 1.50% to 1.00% or LIBOR plus 1.50% to 2.00% with the actual rate being dependent on the level of funded indebtedness of the Company. At July 31,1997, all of the $10.0 million working capital portion was available and no funds had been borrowed against the $15.0 million capital loan portion of the facility. The Company's credit agreement with a second bank provided a long term loan of $5 million payable over 60 months. At July 31, 1997 the remaining balance was $3.7 million.

The Company's current ratio was 3.5 to 1 at July 31, 1997 and 2.9 at April 30, 1997.

On September 5, 1997, the Company and Colonnade Capital, L.L.C. ("Colonnade") announced that they had entered into a definitive merger agreement. The agreement calls for Colonnade to cause NPF Acquisition Corporation ("NPF"), a newly formed company, to acquire all the issued and outstanding common stock of the Company. Under terms of the accord, NPF will commence a cash tender offer for all of the outstanding shares of the Company for $12.00 per share. Completion of the transaction is subject to various conditions and the tender of not less than 90% of the Company's shares.

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

The Company did not file any reports on Form 8-K during the three months ended July 31, 1997.



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